Form 10-K
period 2023-12-31
Eagle Bulk Shipping Inc.
filed 2024-03-04
CIK 1322439

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2023

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second quarter, was approximately $295,800,871 based on the closing price of $48.04 per share. (For this purpose, all outstanding shares of common stock have been considered held by non-affiliates, other than the shares beneficially owned by directors, officers and certain shareholders of the registrant holding above 10% of the outstanding shares of common stock; without conceding that any of the excluded parties are "affiliates" of the registrant for purposes of the federal securities laws.)

As of March 1, 2024, 11,072,851 shares of the registrant’s common stock were outstanding.

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

Where we express an expectation or belief as to future events or results, such expectation or belief is expressed in good faith and believed to have a reasonable basis. However, our forward-looking statements are subject to risks, uncertainties, and other factors, which could cause actual results to differ materially from future results expressed, projected or implied by those forward-looking statements. The principal factors that affect our financial position, results of operations and cash flows include market freight rates, which fluctuate based on various economic and market conditions, periods of charter hire, vessel operating expenses and voyage costs, which are incurred primarily in U.S. dollars, depreciation expenses, which are a function of the purchase price of our vessels and our vessels’ estimated useful lives and scrap values, general and administrative expenses, and financing costs related to our indebtedness. The accuracy of the Company’s assumptions, expectations, beliefs and projections depends on events or conditions that change over time and are thus susceptible to change based on actual experience, new developments and known and unknown risks. The Company gives no assurance that the forward-looking statements will prove to be correct and does not undertake any duty to update them. Our business is subject to a number of risks that could cause actual results to differ materially from those indicated by forward-looking statements made herein and presented elsewhere by management from time to time. These risks are discussed more fully under Item 1A. Risk Factors and include, but are not limited to the following:

•deterioration of the global economic environment;
•volatility of freight rates driven by changes in demand for seaborne transportation of drybulk commodities and in supply of drybulk shipping capacity;
•the impact of measures implemented by governments in response to a pandemic;
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
•costs associated with the acquisition, takeover, sale and operation of secondhand vessels;
•failure of our charterers or other counterparties to meet their obligations under charter agreements or other contracts;
•failure to employ our vessels profitably in the highly-competitive international drybulk shipping industry;
•the impact of the conflicts between Russia and Ukraine on our business;
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
•the provisions of our Rights Agreement could discourage, delay or prevent the acquisition of the Company that an individual shareholder may deem to be advantageous;
•our organizational documents contain super majority provisions;
•our organizational documents provide that disputes between us and our shareholders shall be subject to the jurisdiction of the U.S. federal courts located in the Southern District of New York;
•the pendency or termination of the Proposed Merger (as defined below);
•transaction fees and costs in connection with the Proposed Merger;
•potential loss of management personnel and other key employees as a result of uncertainties associated with the Proposed Merger; and
•shareholder class actions or derivative actions arising from the Proposed Merger.

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

PART I
ITEM 1. BUSINESS
Overview and Recent Developments

The Company is a U.S.-based, fully integrated shipowner-operator, providing global transportation solutions to a diverse group of customers including miners, producers, traders and end users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, the Company focuses exclusively on the versatile midsize drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical, and administrative) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain and minor bulk cargoes such as fertilizer, steel products, petcoke and cement.

As of December 31, 2023, we owned and operated a modern fleet of 52 Supramax/Ultramax vessels, with an aggregate carrying capacity of 3.16 million deadweight ton (“dwt”) and an average age of 10 years.

In addition to its owned fleet, the Company charters-in third party vessels on both a short-term and long-term basis. As of December 31, 2023, the Company had three Ultramax vessels on a long-term charter-in basis, each with a remaining minimum lease term of less than one year.

Vessel acquisitions and sales

During the year ended December 31, 2023, the Company completed the following acquisition and sale transactions:

Vessel	Type	Scrubber-Fitted	Dwt (in thousands)	Year Built	Delivery Date	Total Consideration ($ in millions)
Vessel Acquisitions
Gibraltar Eagle	Ultramax		63.6	2015	February 2023	$24.3
Vancouver Eagle	Ultramax	✓	63.7	2020	May 2023	$30.1
Halifax Eagle	Ultramax	✓	63.7	2020	May 2023	$30.1
Vessel Sales
Jaeger	Supramax		52.5	2004	March 2023	$9.0
Montauk Eagle	Supramax		58.0	2011	May 2023	(1)
Newport Eagle	Supramax		58.0	2011	May 2023	(1)
Sankaty Eagle	Supramax		58.0	2011	July 2023	(1)
(1)The vessels Montauk Eagle, Newport Eagle and Sankaty Eagle were sold for total consideration of $49.8 million.
Proposed Merger

On December 11, 2023, the Company, Star Bulk Carriers Corp. (“Star Bulk”), and Star Infinity Corp., a wholly-owned subsidiary of Star Bulk (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to approval of the Company’s shareholders and the satisfaction or (to the extent permitted by law) waiver of other specified closing conditions, Merger Sub will be merged with and into the Company (the “Proposed Merger”), with the Company surviving the merger and becoming a wholly-owned subsidiary of Star Bulk.

If the Proposed Merger is completed, each share of the Company’s common stock (other than shares held by the Company, Star Bulk, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) will be converted into the right to receive 2.6211 validly issued, fully paid and non-assessable shares of common stock of Star Bulk (and, if applicable, cash in lieu of fractional shares) (the “Merger Consideration”), less any applicable withholding taxes. Based on the number of shares of Star Bulk common stock and the Company’s common stock outstanding and reserved for issuance as of the date the Merger Agreement was executed, immediately following the consummation of the Proposed Merger, pre-merger Star Bulk shareholders will own approximately 71% and former shareholders of the Company will own approximately 29% of Star Bulk common stock on a fully diluted basis.

The Proposed Merger is expected to close in the first half of 2024, subject to the satisfaction or waiver of certain conditions, including: (i) the authorization of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of common stock of the Company entitled to vote thereon; (ii) the authorization of the issuance of shares of the Company’s common stock issuable upon the potential future conversion of Convertible Bond Debt (as defined below) in excess of the conversion share cap set forth in the Indenture (as defined below) by the affirmative vote of a majority of the votes cast by holders of common stock of the Company entitled to vote thereon; (iii) the effectiveness, which occurred on February 12, 2024, of a registration statement on Form F-4 in connection with the issuance of Star Bulk common stock as merger consideration, which includes a prospectus and a proxy statement relating to the special shareholder meeting to approve the Proposed Merger and absence of any stop order suspending the effectiveness of the Form F-4; (iv) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or law entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction preventing, making illegal or prohibiting the Proposed Merger or the transactions contemplated by the Merger Agreement; (v) the expiration or termination of all applicable waiting periods relating to the Proposed Merger under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of certain approvals from applicable governmental entities; and (vi) the approval of the listing on the Nasdaq Global Select Market of shares of Star Bulk common stock to be issued in the Proposed Merger as merger consideration, subject to official notice of issuance. The obligation of each of the Company and Star Bulk to consummate the Proposed Merger is also conditioned on, among other things, the accuracy of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers) and material compliance by the other party with pre-closing covenants.
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

•Execute on fleet renewal and growth

Since 2016, and through the date of this Annual Report, we have executed on a comprehensive fleet renewal program totaling 59 vessel transactions. We have acquired 33 modern vessels and sold 26 of our oldest and least-efficient vessels. We believe these transactions have vastly improved our fleet makeup, enabling us to generate incremental revenue on a per ship basis; we have been able to maintain our fleet age profile at an optimized level, increase our cargo-carrying capacity per ship and improve our fleet emissions profile (as measured by fuel consumption per dwt).

•Perform technical management in-house

We perform all technical management services relating to vessel maintenance, vessel repairs and crewing.

•Implement a prudent approach to balance sheet management

We believe the long-term success of the Company is contingent on maintaining a prudent approach to balance sheet management, including working capital optimization, diversifying capital sources, lowering cost of capital, limiting interest rate exposure and optimizing the debt profile.

•Emphasize Environmental, Social and Governance (“ESG”) factors

We publish and update initiatives regarding ESG on our company website. Initiatives we have undertaken include:

Environmental

•Executing on a comprehensive fleet renewal program, acquiring modern efficient vessels and selling older, less efficient ones, which has resulted in an improved fleet makeup and reduced greenhouse gas (“GHG”) emissions on a ton-mile basis.
•Targeting net-zero GHG emissions by 2050.
•Creating a performance department and implementing performance optimization software, which has resulted in improved vessel performance and reduced fuel consumption.
•Applying high-specification hull coatings and installing various energy saving devices to improve vessel performance and reduce fuel consumption.
•Reducing sulfur emissions by approximately 85% by following strategies to comply with the IMO’s fuel sulfur content regulations, which went into effect in January 2020.
•Investigating existing and emerging technologies to reduce GHG emissions including the completion of two test voyages on 100% sustainable biofuel.
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
•Becoming a signatory to the Sea Cargo Charter, a global framework for aligning chartering activities with responsible environmental behavior in order to promote international shipping’s decarbonization. The Sea Cargo Charter is consistent with the IMO’s latest ambition to reach net-zero GHG emissions from international shipping by approximately 2050.

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
•Implementing a Marine Benefits medical insurance program for our crew and their family members.
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
•Focusing on highly transparent reporting of sustainability, operating, and financial performance.

Our Fleet

The 52 vessels in our owned fleet as of December 31, 2023 were as follows:

#	Vessel	Scrubber-Fitted	Dwt (in thousands)	Year Built
1	Antwerp Eagle	✓	63.5	2015
2	Bittern	✓	57.8	2009
3	Canary	✓	57.8	2009
4	Cape Town Eagle	✓	63.7	2015
5	Copenhagen Eagle	✓	63.5	2015
6	Crane	✓	57.8	2010
7	Crested Eagle	✓	56.0	2009
8	Crowned Eagle	✓	55.9	2008
9	Dublin Eagle	✓	63.6	2015
10	Egret Bulker	✓	57.8	2010
11	Fairfield Eagle	✓	63.3	2013
12	Gannet Bulker	✓	57.8	2010
13	Gibraltar Eagle		63.6	2015
14	Golden Eagle	✓	56.0	2010
15	Grebe Bulker	✓	57.8	2010

16	Greenwich Eagle	✓	63.3	2013
17	Groton Eagle	✓	63.3	2013
18	Halifax Eagle	✓	63.7	2020
19	Hamburg Eagle	✓	63.3	2014
20	Helsinki Eagle	✓	63.6	2015
21	Hong Kong Eagle	✓	63.5	2016
22	Ibis Bulker	✓	57.8	2010
23	Imperial Eagle	✓	56.0	2010
24	Jay	✓	57.8	2010
25	Kingfisher	✓	57.8	2010
26	Madison Eagle	✓	63.3	2013
27	Martin	✓	57.8	2010
28	Mystic Eagle	✓	63.3	2013
29	New London Eagle	✓	63.1	2015
30	Nighthawk	✓	57.8	2011
31	Oriole	✓	57.8	2011
32	Oslo Eagle	✓	63.7	2015
33	Owl	✓	57.8	2011
34	Petrel Bulker	✓	57.8	2011
35	Puffin Bulker	✓	57.8	2011
36	Roadrunner Bulker	✓	57.8	2011
37	Rotterdam Eagle	✓	63.6	2017
38	Rowayton Eagle	✓	63.3	2013
39	Sandpiper Bulker	✓	57.8	2011
40	Santos Eagle	✓	63.5	2015
41	Shanghai Eagle	✓	63.4	2016
42	Singapore Eagle	✓	63.4	2017
43	Southport Eagle	✓	63.3	2013
44	Stamford Eagle		61.5	2016
45	Stellar Eagle	✓	56.0	2009
46	Stockholm Eagle	✓	63.3	2016
47	Stonington Eagle	✓	63.3	2012
48	Sydney Eagle	✓	63.5	2015
49	Tokyo Eagle	✓	61.2	2015
50	Valencia Eagle	✓	63.6	2015
51	Vancouver Eagle	✓	63.7	2020
52	Westport Eagle	✓	63.3	2015

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

Additional information regarding the types of charters that we typically enter into is as follows:

Charter Type
Charter Characteristics	Voyage Charter	Time Charter
Typical contract length	Single voyage	One or multiple voyages
Freight/hire rate basis	Per metric ton of cargo loaded	Per day
Voyage expenses (1)	We pay	Customer pays
Vessel operating expenses for owned vessels (2)	We pay	We pay
Charter hire expense for vessels chartered-in	We pay	We pay
Off-hire (3)	Customer does not pay	Customer does not pay
(1)Voyage expenses include fuel, port charges, canal tolls and brokerage commissions. Brokerage commissions are paid by us under each type of charter.
(2)Vessel operating expenses include crewing, repairs and maintenance, insurance, stores, lubes and communication expenses.

(3)‘Off-hire’ refers to the time a vessel is unavailable to perform the service either due to scheduled or unscheduled repairs. Under a voyage charter, as the freight rate is based on tonnage of cargo and not based on a length of voyage, off-hire reduces the Company’s ability to earn TCE.
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

The following table presents the relative portions of each of the years ended December 31, 2023, 2022, and 2021 that our fleet (both owned and chartered-in) was employed on time charters, voyage charters and was spent in a shipyard undergoing statutory drydock, BWTS installation or other necessary repairs:

	December 31, 2023	December 31, 2022	December 31, 2021
Time Charter	64%	55%	53%
Voyage Charter	34%	42%	44%
Shipyard	2%	2%	3%
In connection with the charters of each of our vessels, unaffiliated third-party ship brokers earn commissions, with the total amount ranging from 1.25% to 5.00% of the total daily charter hire rate of each charter, with the commission rate depending on the number of brokers involved with arranging the relevant charter.

Our Customers

Our customers include some of the world’s leading agricultural, mining, manufacturing and trading companies, as well as smaller, privately owned companies. Our assessment of customers’ financial condition and reliability is an important factor in negotiating employment for our vessels. We evaluate the counterparty risk of potential customers based on our management’s experience in the shipping industry combined with the additional input of an independent credit risk consultant. In 2023, 2022 and 2021, no customer accounted for more than 10% of our revenue.

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

Human Capital Management

As of December 31, 2023, we have an aggregate of 105 shore-based personnel employed in our three office locations. We are an Equal Opportunity Employer in our hiring and promoting practices, benefits and wages.

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

Seafarers

In addition to our shore-based personnel, we employ approximately 1,025 officers and crew members on our owned fleet. We hire our crew through third-party crew managers and currently source seafarers from a number of countries, including Bulgaria, Egypt, Georgia, India, the Philippines, Poland, Romania, Russia and Ukraine. The conflict between Russia and Ukraine, and current and future sanctions imposed as a result of it, may adversely affect our ability to hire and/or pay for our crew. In response to this risk, we have: (i) substantially decreased the number of Russian crew members on board our vessels; (ii) established relationships with crew managers outside of Ukraine, including in Asia; (iii) increased crew sourcing from the Philippines in order to diversify crew nationality exposure; and (iv) may further expand our relationships with crew managers outside of Ukraine.

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

In addition, a strategic priority of ours is to maintain the health and safety of our seafarers and to relieve our seafarers as close to their contractual due dates as possible. We have successfully managed crew changeovers in response to crew member health and safety-related matters. In order to achieve this result, we had to divert some of our ships and/or incur additional off-hire costs in addition to higher crew change expenses. During the year ended December 31, 2023, we incurred approximately 22 days of additional off-hire related to crew changes. These costs notwithstanding, we believe it is our obligation to our seafarers to ensure their overall health and safety.

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

International Maritime Organization (IMO)

The IMO, the United Nations body for maritime safety and the prevention of pollution by ships, has adopted the International Convention for the Prevention of Pollution from Ships, 1973, as modified by the Protocol of 1978 relating thereto, collectively referred to as MARPOL 73/78 (“MARPOL”). MARPOL has been in effect since October 2, 1983 and has been adopted by over 150 nations, including many of the jurisdictions in which our vessels operate. MARPOL sets forth pollution-prevention requirements applicable to different types of vessels and is broken into six Annexes, each of which regulates a different source of pollution. Annex I relates to oil leakage or spilling; Annexes II and III relate to harmful substances carried in bulk, in liquid or packaged form, respectively; Annexes IV and V relate to sewage and garbage management, respectively; and Annex VI relates to air emissions. Annex VI was separately adopted by the IMO in September of 1997.

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

We implemented a comprehensive approach to comply with IMO sulfur regulations by fitting scrubbers on the majority of our fleet. As of December 31, 2023, 50 of our 52 owned vessels were fitted with scrubbers, making us the largest owner of scrubber fitted Supramax/Ultramax vessels in the world. The balance of our fleet complies with the MARPOL Annex VI sulfur limit through consumption of compliant fuels.

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

Annex VI also establishes progressive reductions in nitrogen oxide emissions from marine diesel engines installed on ships, with a “Tier II” emission limit for engines installed on a ship constructed on or after January 1, 2011, and a more stringent “Tier III” emission limit for engines installed on a ship constructed on or after January 1, 2016 operating in ECAs.

We believe we are in compliance with all current requirements of Annex VI, but we may incur additional costs to comply with more stringent standards. Additional or new conventions, laws and regulations may be adopted that could require the installation of expensive emission control systems and could adversely affect our business, results of operations, cash flows and financial condition.

Safety Management System Requirements

SOLAS and the International Convention on Load Lines (the “LL Convention”) impose a variety of standards that regulate the design and operational features of ships. The IMO periodically revises SOLAS and LL Convention standards. In addition, the Convention of Limitation of Liability for Maritime Claims establishes limits of liability for loss of life or personal injury claim and property claims against shipowners.

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

As of December 31, 2023, each of our owned vessels have BWTS installed.

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

In June 2021, MEPC 76 adopted amendments to the Anti-Fouling Convention to prohibit anti-fouling systems containing cybutryne.

We have obtained Anti-Fouling System Certificates for all of our owned vessels that are subject to the Anti-Fouling Convention.

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

The U.S. Oil Pollution Act of 1990 and the Comprehensive Environmental Response, Compensation and Liability Act

The OPA established an extensive regulatory and liability regime for the protection and cleanup of the environment from oil spills. OPA affects all “owners and operators” whose vessels trade with the U.S., its territories and possessions or whose vessels operate in U.S. waters, which includes the U.S.’ territorial sea and its 200 nautical mile exclusive economic zone around the U.S. The U.S. has also enacted the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), which applies to the discharge of hazardous substances other than oil, except in limited circumstances whether on land or at sea. OPA and CERCLA both define “owner or operator,” in the case of a vessel, as “any person owning, operating or chartering by demise,” the vessel. Both OPA and CERCLA impact our operations.

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

The Company also established and received approval for its EU Monitoring, Reporting, Verification (“MRV”) monitoring plans from an independent verifier in 2017. The reporting requirements of the EU MRV are similar to those under IMO DCS but only apply to ships calling at European Economic Area (EU, Norway and Iceland) ports. Data collection takes place on a per voyage basis and started January 1, 2018. The reported CO2 emissions, together with additional data, are independently verified before being sent to a central database managed by the European Maritime Safety Agency (“EMSA”). The aggregated ship emission and efficiency data is published annually by the European Commission starting June 30, 2019. Also, in July 2021, the European Commission adopted a series of legislative proposals referred to as “Fit for 55” setting out how it intends to achieve climate neutrality in the EU by 2050, including extending its emissions trading system to the maritime sector and introducing the FuelEU Maritime initiative.

In 2022, the European Parliament, the Council of the European Union and the European Commission reached an agreement on including maritime transport in the EU Emissions Trading System (“EU ETS”), beginning in 2024. The EU ETS covers CO2 emissions from cargo and passenger ships above 5,000 gross tonnage. Obligations for CO2 emission allowances will phase in from 40% for 2024 to 70% for 2025 and ultimately to 100% of verified emissions in 2026 onward. EU ETS compliance obligations must be settled annually via the administering authority assigned by the European Commission to each shipping company. Shipping companies must surrender their first EU ETS emission allowances by September 30, 2025 for emissions reported in 2024. The Company does not expect the EU ETS to have a material impact on its operations.

The FuelEU Maritime regulation will apply beginning January 1, 2025 and is a long-term framework to reduce maritime emissions by increasing the use of sustainable alternative fuels. The legislation ensures that the greenhouse gas intensity of the fuels used by the shipping sector will gradually reduce over time, by 2% in 2025 to as much as 80% by 2050. Failure to reduce the greenhouse gas intensity of fuels used onboard will result in financial penalties. Revenues from these penalties will be used for projects in support of the maritime sector’s decarbonization. Among its many provisions, FuelEU Maritime introduces a voluntary pooling mechanism, under which ships will be allowed to pool their compliance balance with one more other ships, with the pool, as a whole, having to meet the required greenhouse gas intensity limits on average. The Company is evaluating the potential impact that the FuelEU Maritime regulation will have on the Company and its operations.

During MEPC 76 in June 2021, the IMO approved amendments to Annex VI to cut the carbon intensity of existing ships. The amendments will require ships to combine a technical and an operational approach to reduce their carbon intensity, in line with the ambition of the Initial IMO GHG Strategy, which aims to reduce carbon intensity of international shipping by 40% by 2030, compared to 2008. The amendments include: (i) a technical requirement to reduce carbon intensity based on a new Energy Efficiency Existing Ship Index (“EEXI”) and (ii) operational carbon intensity reduction requirements, based on a new operational carbon intensity indicator (“CII”). These amendments entered into force on November 1, 2022, with the requirements for EEXI and CII certification coming into effect from January 1, 2023. The Company has evaluated the impact of EEXI requirements and determined that the majority of our fleet will be minimally impacted with some of our oldest ships requiring the application of an engine power limitation that may reduce operational top speed. The Company is working with Class and Flag to complete the EEXI certification of all vessels by the applicable statutory deadline which is the first periodical survey date for each ship within 2023. As of December 31, 2023, this work is substantially complete, except for certain vessels whose periodical survey dates will close in early 2024. EEXI requirements will likely cause the oldest ships in the global drybulk fleet to slow down significantly which will reduce drybulk supply and could positively impact rates. The Company updated its existing SEEMP in 2022 documenting the methodologies we decided to use for complying with CII requirements. Our updated SEEMPs have been verified by a recognized independent organization and we collect all relevant data in our onboard data collection system. The Company sees limited impact through 2025 by which time the IMO will begin a review of the CII requirements. The most immediate impact of CII requirements coming into effect will likely be the need for increased collaboration between the Company and charterers to actively manage CII scoring against minimum requirements.

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

Similarly, in December 2002, amendments to SOLAS created Chapter V, which deals specifically with maritime security and imposes various detailed security obligations on vessels and port authorities and mandates compliance with the International Ship and Port Facilities Security Code (“ISPS Code”). The ISPS Code is designed to enhance the security of ports and ships against terrorism. Amendments to SOLAS Chapter VII, made mandatory in 2004, apply to vessels transporting dangerous goods and require those vessels be in compliance with the International Maritime Dangerous Goods Code. To trade internationally, a vessel must attain an International Ship Security Certificate (“ISSC”) from a recognized security organization approved by the vessel’s flag state. Among the various requirements are:

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

Furthermore, additional security measures could be required in the future which could have a significant financial impact on us. The USCG regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures, provided such vessels have on board a valid ISSC that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code. All of our owned vessels have a valid ISSC and it is our intent to maintain such certificates. We have implemented each of the relevant security measures addressed by the MTSA, SOLAS and the ISPS Code.

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

In November 2015, the Company filed a voluntary self-disclosure report with OFAC regarding certain apparent violations of U.S. sanctions regulations in the provision of shipping services for third party charterers with respect to the transportation of cargo to or from Myanmar (formerly Burma). The Company had a different senior management team at the time of the apparent violations which occurred between 2011 and 2014. The Company’s current senior management and board of directors self-reported the apparent violation and cooperated fully with OFAC’s investigation and has since implemented robust remedial measures and significantly enhanced its compliance safeguards.

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

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies (the “IACS”). In December 2013, the IACS adopted new harmonized Common Structure Rules, which apply to bulkcarriers constructed on or after July 1, 2015. All our vessels must be certified as being “in class” prior to their delivery under our standard purchase contracts and memorandum of agreement. If the vessel is not class certified on the date of closing, we have no obligation to take delivery of the vessel. All of our owned vessels have been classed by IACS members and we intend to have any vessel that we may acquire in the future classed by an IACS member.

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

Competition

We compete with a large number of international drybulk owners. The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 2.4%(1) of the on-the-water drybulk fleet, measured by vessel count, as of December 31, 2023. In addition, as of December 31, 2023, there are approximately 13,500 drybulk vessels(1) over 10,000 dwt which total approximately 1,003 million dwt(1). We compete with other owners of drybulk vessels, primarily in the midsize segment and (to a lesser extent) the Handysize and Panamax segments. Many of our competitors are privately-held companies.

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

(1)Source: Clarksons (February 2024)

Seasonality

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in freight rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The midsize drybulk market, as measured by the BSI, is typically strongest in the third quarter (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the winter months in the Northern Hemisphere). There is also seasonal volatility in the relative strength of the Atlantic basin as compared to the Pacific basin. From 2016 through 2023, the long-term average market premium in the Atlantic basin was approximately 33%(1). This premium is generally highest in the months of December through February, primarily attributable to a general market slowdown in the Pacific basin in the weeks leading up to the Lunar New Year and due to an elevated number of newbuild vessels that are typically delivered in January, relative to other months.

(1)Source: Clarksons (February 2024)

Value of Assets and Cash Requirements

The replacement costs of comparable new vessels may be above or below the book value of our fleet. The market value of our fleet may be below book value when market conditions are weak and exceed book value when markets are strong. In common with other shipowners, we may consider asset redeployment which, at times, may include the sale of vessels at less than their book value.

Exchange Controls

Under Marshall Islands law, there are currently no restrictions on the export or import of capital, including foreign exchange controls or restrictions that affect the remittance of dividends, interest or other payments to non-resident holders of our common stock.

Tax Considerations

The following is a discussion of the material Marshall Islands and United States federal income tax considerations relevant to owning common stock by a United States Holder or a Non-United States Holder, (each as defined herein). This discussion does not purport to deal with the tax consequences of owning the common stock to all categories of investors, some of which (such as financial institutions, regulated investment companies, real estate investment trusts, tax-exempt organizations, insurance companies, persons holding our common stock as part of a hedging, integrated, conversion or constructive sale transaction or a straddle, traders in securities that have elected the mark-to-market method of accounting for their securities, persons liable for an alternative minimum tax, persons who are investors in pass-through entities, dealers in securities or currencies, persons required to recognize income for U.S. federal income tax purposes no later than when such income is reported on an “applicable financial statement,” persons subject to the “base erosion and anti-avoidance” tax, persons who own, directly or constructively, 10% or more of our common stock and investors whose functional currency is not the United States dollar) may be subject to special rules. This discussion deals only with holders who own common stock as a capital asset. Shareholders are encouraged to consult their own tax advisors concerning the overall tax consequences arising in their own particular situation under United States federal, state, local or foreign law of the ownership of our common stock.

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

For our 2023 taxable year, we believe that we satisfied the Publicly-Traded Test, as discussed in more detail below. The Company does not currently anticipate a circumstance under which it would be able to satisfy the 50% Ownership Test or the CFC Test.

Publicly-Traded Test

The regulations under Section 883 provide, in pertinent part, that shares of a foreign corporation will be considered to be “primarily traded” on an established securities market in a country if the number of shares of each class of shares that are traded during any taxable year on all established securities markets in that country exceeds the number of shares in each such class that are traded during that year on established securities markets in any other single country. For the 2023 taxable year, the Company’s common stock, which is its sole class of issued and outstanding shares, was “primarily traded” on the New York Stock Exchange (the “NYSE”).

Under the regulations, the Company’s common stock will be considered to be “regularly traded” on an established securities market if one or more classes of its shares representing more than 50% of its outstanding shares, by both total combined voting power of all classes of shares entitled to vote and total value, are listed on such market, to which we refer as the “listing threshold.” Since our common stock, which is our sole class of issued and outstanding shares, was listed on the NYSE, we believe that we satisfy the listing threshold.

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

Based on the ownership and trading of our stock in 2023, we believe that we satisfied the publicly traded test and qualified for the Section 883 exemption in 2023. Even if we do qualify for the Section 883 exemption in 2023, there can be no assurance that changes and shifts in the ownership of our stock by 5% shareholders will not preclude us from qualifying for the Section 883 exemption in future taxable years.

Taxation in Absence of Section 883 Exemption

If the benefits of Section 883 are unavailable, the Company’s United States source shipping income would be subject to a 4% tax imposed by Section 887 of the Code on a gross basis, without the benefit of deductions, to the extent that such income is not considered to be “effectively connected” with the conduct of a United States trade or business, as described below. Since under the sourcing rules described above, no more than 50% of the Company’s shipping income would be treated as being United States source shipping income, the maximum effective rate of United States federal income tax on our shipping income would never exceed 2% under the 4% gross basis tax regime. Based on the current operation of our vessels, if we were subject to 4% gross basis tax, our United States federal income tax liability would be approximately $2.5 million and $4.6 million for the years ended December 31, 2023 and 2022, respectively. However, we can give no assurance that the operation of our vessels, which are under the control of third party charterers, will not change such that our United States federal income tax liability would be substantially higher.

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

Dividends paid on the Company’s common stock to a United States Holder who is an individual, trust or estate (a “United States Non-Corporate Holder”) will generally be treated as “qualified dividend income” that is taxable to such United States Non-Corporate Holder at preferential tax rates provided that (1) the common stock is readily tradable on an established securities market in the United States (such as the NYSE) on which the Company’s common stock is traded); (2) the Company is not a passive foreign investment company for the taxable year during which the dividend is paid or the immediately preceding taxable year (which we do not believe we have been, are or will be); (3) the United States Non-Corporate Holder has owned the common stock for more than 60 days in the 121-day period beginning 60 days before the date on which the common stock becomes ex-dividend; and (4) the United States Non-Corporate Holder is not under an obligation to make related payments with respect to positions in substantially similar or related property.

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

Ballast Water Treatment System (“BWTS”)—A system used to prevent the spread of harmful aquatic organisms from one region to another by minimizing the uptake and/or discharge of sediments and organisms in the water that ships use as ballast to maintain stability. These systems are required on all ships, according to a timetable of implementation, in accordance with the BWM Convention discussed in the Pollution Control and Liability Requirements section above.

Baltic Exchange—Based in London, the Baltic Exchange is a market for the trading and settlement of physical and derivative contracts. The exchange also publishes daily freight market prices and maritime shipping cost indices, including Baltic Dry Index and segment indices for Capesize, Panamax, Supramax and Handysize bulkcarriers.

Baltic Supramax Index (“BSI”)—The BSI is an index published by the Baltic Exchange which tracks the gross time charter spot value for a Supramax vessel. Initiated in 2005, the BSI was originally based on a 52,000 dwt ship of standard design and 6 trade routes across the world. As a result of a trend toward larger ship sizes and changes to trade patterns, this version of the index was discontinued as of January 31, 2019. The updated BSI is now based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world.

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

Carbon Intensity Indicator (“CII”)—A measure of how efficiently a vessel transports cargo, expressed in grams of CO2 emitted per cargo-carrying capacity and nautical mile.

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

Deadweight Ton (“dwt”)—A unit of a vessel’s capacity for cargo, fuel oil, stores and crew, measured in metric tons of 1,000 kilograms. A vessel’s dwt or total deadweight is the maximum total weight the vessel can carry when loaded to a particular load line.

Demurrage—Additional revenue paid to the shipowner on its Voyage Charters for delays experienced in loading and/or unloading cargo that are not deemed to be the responsibility of the shipowner, calculated in accordance with specific charter terms.

Despatch—The amount payable by the shipowner if the vessel completes loading or discharging before the allowed loading/unloading time has expired, calculated in accordance with specific charter terms.

Drybulk—Non-liquid cargoes of commodities shipped in an unpackaged state.

Drydocking—The removal of a vessel from the water for inspection and/or repair of submerged parts.

Emission Control Area (“ECA”)—Designated sea areas in which stricter airborne emissions controls are in place. The IMO has designated ECA zones that cover the Baltic Sea, North Sea, and most of the coastline of U.S., Canada and U.S. Caribbean territory. Ships operating within these zones have a maximum sulfur emissions limit of 0.1%. Beginning in 2025, the Mediterranean Sea will become an ECA.

EU Emissions Trading System—The European Union’s carbon emission cap and trade scheme which requires companies to purchase emission allowances to cover certain of their GHG emissions.

Freight Rate—A sum of money paid to the vessel owner under a voyage charter or contract of affreightment based on the unit measurement of cargo loaded.

Gross Ton—Unit of 100 cubic feet or 2.831 cubic meters used in arriving at the calculation of gross tonnage.

Handysize—A drybulk carrier having a carrying capacity of up to approximately 40,000 dwt.

Hire Rate—A sum of money paid to the vessel owner by a charterer under a time charter party for the use of a vessel.

Hull—The shell or body of a vessel.

International Maritime Organization (“IMO”)—A UN agency that issues international trade standards for shipping.

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

Scrubber or Exhaust Gas Cleaning System—This equipment is used to remove SOx from ship’s exhaust gas.

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

Information contained on our website does not constitute part of this Annual Report and is not incorporated by reference to this Annual Report.
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

Demand for seaborne transportation of drybulk commodities is highly correlated to the global macroeconomic landscape. According to the International Monetary Fund (“IMF”), global GDP growth is estimated at +3.1% in 2023, down from +3.5% in 2022. For 2024, the IMF is projecting GDP growth of +3.1% as it viewed economic pressure stemming from the COVID-19 pandemic, Russia’s invasion of Ukraine and high rates of inflation to have peaked during 2022. Potential downside risks to their projections include disruptions to global trade caused by attacks on commercial vessels in the Red Sea, deepening property sector issues in China, the withdrawal of fiscal support by central banks as well as elevated debt levels.

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

The drybulk shipping industry is cyclical with high volatility in freight rates, which have a direct impact on the Company’s profitability and cash flows. The degree of freight rate volatility among different types of drybulk carriers has varied widely. The BSI, a daily average of charter rates for key drybulk routes published by the Baltic Exchange, which tracks the gross time charter spot value for a Supramax vessel, is based on a 58,000 dwt, non-scrubber fitted Supramax and 10 trade routes across the world, and has been published, under its current definition, since July 31, 2015. From July 31, 2016 (i.e., one year after the inception of the current BSI index) through December 31, 2023, the trailing twelve-month average of the BSI has ranged from $5,617(1) to $29,955(1) and averaged $13,340(1) over the entire period. For the year ended December 31, 2023, the BSI averaged $11,240(1).

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
•the impact of war and geopolitical hostilities on vessel routing;
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

(1)Source: Clarksons (February 2024)

Measures implemented by governments of various countries in response to a pandemic could have a material adverse impact on our operating results, financial condition, cash flows and stock price.

The COVID-19 pandemic significantly impacted the global economy as well as our business and the businesses of our charterers. In response to the COVID-19 pandemic, governments throughout the world implemented measures to protect their citizens from exposure and mitigate the spread of COVID-19. These measures included, but were not limited to, lockdowns, quarantine regulations and other emergency health policies.

As a result of these measures, the Company experienced delays in operations due to port restrictions and additional protocols. Travel restrictions imposed at various ports impeded our crew rotation plans. We experienced disruptions to our normal vessel operations and incurred additional costs and lost revenue from off-hire time due to route deviations to allow for crew changes and quarantine restrictions. We experienced delays in drydocking, vessel repairs and discretionary upgrades as a result of quarantine regulations as well as limitations of shipyard labor.

A pandemic can be dynamic in nature, as can the implementation of policies and procedures throughout the world in response to it. The severity and duration of business disruptions and the related financial impact on our business as a result of a pandemic is inherently uncertain. Sustained protection and mitigation measures similar to those that we experienced during the COVID-19 pandemic could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

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

Demand for vessel capacity has historically exhibited seasonal variations and, as a result, fluctuations in freight rates. This seasonality may result in quarter-to-quarter volatility in our operating results for our vessels trading in the spot market. The midsize drybulk market, as measured by the BSI, is typically strongest in the third quarter (due to both increased North American grain shipments and higher coal purchases for heating fuel ahead of the winter months in the Northern Hemisphere). There is also seasonal volatility in the relative strength of the Atlantic basin as compared to the Pacific basin. From 2016 through 2023, the long-term average market premium in the Atlantic basin was approximately 33%(1). This premium is generally highest in the months of December through February, primarily attributable to a general market slowdown in the Pacific basin in the weeks leading up to the Lunar New Year and due to an elevated number of newbuild vessels that are typically delivered in January, relative to other months. To the extent that we must enter into a new charter or renew an existing charter for a vessel in our fleet during a time when seasonal variations have reduced prevailing freight rates, our results of operations, financial condition, cash flows and stock price may be adversely affected.

(1)Source: Clarksons (February 2024)

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

Although global drybulk supply growth rates are expected to remain low over the next two years as a result of a relatively small number of newbuilding orders placed over the past three years and uncertainties relating to future regulations around decarbonization, an increase in overall drybulk carrier supply or an increase in newbuilding ordering levels could have an adverse effect on freight rates, and accordingly, a material adverse effect on our results of operations, financial condition, cash flows and stock price.

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

As of December 31, 2023, the fair market value of our owned fleet was higher than its carrying value; however, the fair market values of drybulk vessels may be impacted by a number of factors, which include, but are not limited to:

•prevailing market freight rates;
•general economic and market conditions affecting the drybulk shipping industry;
•the type, size and age of a vessel;
•the supply of and demand for drybulk carriers;
•the relative strength or weakness of the drybulk shipping industry as compared to other seaborne transportation industries (e.g., tankers and containers);
•the relative cost of other modes of transportation;

•the cost of new buildings;
•governmental or other regulations; and
•the need to upgrade secondhand and previously owned vessels as a result of charterer requirements, technological advances in vessel design or equipment or otherwise.

A decline in the market values of our vessels could cause us to breach one or more covenants under the Global Ultraco Debt Facility, which would allow for the potential acceleration of amounts due under the Global Ultraco Debt Facility, which could have a material adverse effect on our financial condition, cash flows and stock price. Such a decline in the market values of our vessels could also reduce the proceeds received from the future sale of a vessel or the amount of funds able to be borrowed in the future under terms that are acceptable to the Company. See Note 7. Debt to our consolidated financial statements included elsewhere herein for additional information on covenants under the Global Ultraco Debt Facility.

Fuel cost, or bunker prices, could materially and adversely affect our operating results, financial condition, cash flows and stock price.

Fuel is a significant expense in our shipping operations when vessels are under voyage charter. In addition, while we generally do not bear the cost of fuel for vessels operating on time charters, the cost of fuel is a significant factor in negotiating charter rates. The price of fuel is unpredictable and fluctuates based on events outside our control, including geopolitical developments, supply and demand for oil and gas, actions by the Organization of Petroleum Exporting Countries and other oil and gas producers, war and unrest in oil producing countries and regions, regional production patterns and environmental concerns. For example, the volatility of market prices for fuel increased as a result of supply disruptions from the conflict between Russia and Ukraine as well as from the impact of recent attacks on commercial vessels in the Red Sea and Gulf of Aden. As a result, an increase in the price of fuel may have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

Inflation could materially and adversely affect our operating results, financial condition, cash flows and stock price.

Inflation could adversely affect our operating results by increasing the costs of labor and materials needed to operate our business. During 2023, we experienced increased costs for crew, as well as higher prices on spares, stores and the costs of services integral to the operations of our vessels, which could continue into 2024. We may be unable to offset the increasing costs of our operations through increased shipping rates, which could have a material adverse effect on our results of operations, financial condition, cash flows and stock price.

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

Environmental laws often impose strict liability for remediation of spills and releases of oil and hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Under OPA, for example, owners, operators and bareboat charterers are strictly, and jointly and severally, liable for the discharge of oil within the 200-mile exclusive economic zone around the United States. An oil spill could result in significant liability, including fines, penalties and criminal liability and remediation costs for natural resource damages under other federal, state and local laws, as well as third-party damages. We are required to satisfy insurance and financial responsibility requirements for potential oil (including marine fuel) spills and other pollution incidents. Although we have arranged insurance to cover certain environmental risks, there can be no assurance that such insurance will be sufficient to cover all such risks or that any claims will not have a material adverse effect on our business, results of operations, financial condition and cash flows. For additional information regarding the environmental regulations affecting our operations and matters related to the Company’s compliance with such regulations, see Item 1. Business and Note 11.  Commitments and Contingencies to the consolidated financial statements included elsewhere herein.

Operating in warlike and high-risk geographic areas could have a material adverse effect on our business, operating results, financial condition, cash flows and stock price.

Acts of piracy and the risk of loss due to war, terrorism, military tensions and other hostilities have historically affected ocean-going vessels trading in regions of the world such as the South China Sea, the Indian Ocean, the Gulf of Guinea and the Gulf of Aden. In addition, from October 2023 into 2024, the war between Israel and Hamas in Gaza has created political and potential economic uncertainty in the Middle East. Although the frequency of hostile events and sea piracy worldwide has decreased from 2014 to 2023, such incidents continue to occur, with drybulk carriers and tankers particularly vulnerable to such attacks. From 2020 to 2023, the Company experienced three acts of piracy on our vessels which were resolved peacefully and without significant losses to the Company and with no loss of life or personal injury to our crew members. In addition, in January 2024, one of the Company’s vessels, while underway in the Gulf of Aden, was struck by an anti-ship ballistic missile that resulted in limited vessel damage and with no loss of life or personal injury to our crew members. If acts of piracy or other hostilities continue to occur in regions that are characterized as “war risk” zones, or Joint War Committee “war and strikes” listed areas, our insurance costs could increase significantly and such insurance coverage may be more difficult to obtain. In addition, crew costs and other costs for the employment of onboard security guards could increase. If our vessels were seized and detained as a result of such events, while we believe the charterer remains liable for charter payments, the charterer may dispute this and withhold charter hire payment until the vessel is released. A charterer may also claim that a seized vessel was not “on-hire” for a certain number of days and is therefore entitled to cancel the charter party, a claim that we would dispute. Losses from such incidents in excess of our insurance coverages or an increase in cost, or unavailability, of insurance for our vessels, could have a material adverse impact on our business, results of operations, financial condition, cash flows and stock price.

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

Cybersecurity incidents or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.

Our systems are exposed to cybersecurity risks and we are subject to potential disruption caused by such activities. Companies such as ours are subject to cyber-attacks on their systems. Such attacks may have various goals, from seeking confidential information to causing operational disruption and theft of company property. To the best of our knowledge, to date, such activities have not resulted in material disruptions to our operations, loss of assets or a material breach of any security or confidential information. However, no assurance can be provided that such disruptions, losses or breaches will not occur in the future. Additionally, any significant violations of data privacy could result in the loss of business, litigation, regulatory investigations, penalties, ongoing expenses related to client credit monitoring and support and other expenses, any of which could have a material adverse effect on our business, earnings, financial condition, cash flows and stock price. While we have deployed resources that are responsible for maintaining appropriate levels of cybersecurity and while we utilize third party technology products and services to help identify and protect our information technology systems and infrastructure against security breaches and cybersecurity incidents as well as investigate, resolve and recover from such breaches and incidents, our responsive and precautionary measures may not be adequate or effective to prevent, identify, or mitigate attacks by hackers, foreign governments, or other bad actors or breaches caused by employee error, malfeasance, or other disruptions.

Financial Risk Factors

The state of the global financial markets could adversely impact our ability to obtain additional financing, including to refinance our Global Ultraco Debt Facility and Convertible Bond Debt, on acceptable terms, restricting us from being able to operate or expand our business.

Global financial markets, as well as benchmark interest rates, are volatile and access to debt and equity capital may become more expensive or restrictive in the future. There can be no assurance that additional financing will be available if, and when, needed. There can also be no assurance that we will be able to refinance our Global Ultraco Debt Facility and Convertible Bond Debt, if we so choose, on acceptable terms or at all, prior to or upon maturity. If additional financing is not available when needed, or is available only on unfavorable terms, we may not be able to meet our obligations as they come due, which could have a material adverse effect on our financial condition, cash flows and stock price, nor be able to grow our business. For more information on our debt facilities, see Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources and Note 7. Debt to the consolidated financial statements included elsewhere herein.

We have outstanding indebtedness, and if we default under our loan agreements, our lenders may act to accelerate our outstanding indebtedness, which could adversely affect our business.

At December 31, 2023, the Company’s aggregate principal amount of debt outstanding was $492.1 million, of which $153.7 million is presented as the current portion of long-term debt.

As described under Note 7. Debt to the consolidated financial statements included elsewhere herein, the obligations under these agreements are secured by collateral, contain a number of operating restrictions, covenants and events of default and a breach of any of the covenants could result in an event of default under one or more of these agreements, including as a result of cross default provisions.

The use of derivative instruments could result in losses.

We utilize FFAs, which are derivative instruments, to economically hedge our exposure to the charter market by providing for the purchase or sale of a contracted charter rate for a specific period of time. Upon settlement, if the contracted rate is less than the actual BSI for the specified period, the seller of the FFA is required to pay the buyer an amount equal to the difference between the contracted rate and the BSI-based settlement rate, multiplied by the number of days in the specified period. Conversely, if the contracted rate is greater than the BSI-based settlement rate, the buyer is required to pay the seller the settlement sum.

We also utilize interest rate swaps to hedge our exposure to interest rate risk with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. Under these contracts, exclusive of applicable margins, we pay a fixed rate of interest and receive a floating rate of interest based on a benchmark interest rate and an underlying notional amount.

As of December 31, 2023, the Company had derivative liabilities of $2.0 million.

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

During 2023, the vessels in our owned fleet were employed for charters less than one year in duration, which exposed us to fluctuations in the spot freight market. Historically, the drybulk market is highly competitive and volatile as a result of the many conditions and factors that can affect the price, supply and demand for drybulk capacity and the spot freight market is expected to continue to be so. There have been periods during which time charter and spot freight rates for drybulk carriers have declined below our per-day level of vessel operating costs.

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

We have entered into and may enter into in the future, among other things, charter agreements with our customers. We depend on our charter agreements for substantially all of our revenues and some of our charterers are privately owned companies for which limited credit and financial information is available to us in making our assessment of counterparty risk. The ability and willingness of each of our counterparties to perform its obligations under a contract will depend on a number of factors that are beyond our control and may include, among other things, general economic conditions, the condition of the drybulk shipping industry, the overall financial condition of the counterparty, freight rates received for specific types of vessels and the supply and demand for commodities such as iron ore, coal, grain, and other minor bulks. If a charterer fails to meet its obligations under an agreement with us, or if a charterer attempts to renegotiate a charter agreement, we could sustain significant losses which could have a material adverse effect on our business, results of operations, financial condition, cash flows and stock price. In addition, we may be required to change the flagging or registration of the related vessel and may incur additional costs, including maintenance and crew costs if a charterer were to default on its obligations. Our shareholders do not have any recourse against our charterers. For the years ended December 31, 2023, 2022 and 2021, the Company had no charterers which individually accounted for more than 10% of the Company’s revenues.

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

We currently have relationships with Ukrainian crew managers which procure some of our crews. We also currently utilize Russian and Ukrainian crew on our vessels. The conflict between Russia and Ukraine may impact our ability to continue to source and retain crew from these countries. In addition, as new persons and entities may become subject to sanctions as a result of this conflict, these sanctions could adversely restrict the entities that we may use to hire and/or pay our Russian crew. Although we have relationships with crew managers outside of the Ukraine, including in Asia, if we are not able to procure Ukrainian and Russian crew in the future, we may experience operational delays and loss of earnings for our vessels until new or replacement crews are sourced. We may also incur increased travel expenses to repatriate Russian and Ukrainian crew members on board our vessels, as well as to expatriate crew members sourced from other regions. The cost of employing crew members may rise if the available supply of Russian and Ukrainian crew is diminished, which may have a material adverse effect on our results of operations, cash flows and stock price.

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

Under the Code, 50% of the gross shipping income of a vessel owning or chartering corporation, such as ourselves and our subsidiaries, that is attributable to transportation that begins or ends, but that does not both begin and end, in the United States is characterized as United States source shipping income and such income is subject to a 4% United States federal income tax without allowance for any deductions, unless that corporation qualifies for exemption from tax under Section 883 of the Code and the Treasury regulations promulgated thereunder.

We believe that we qualify for this statutory tax exemption for our 2023 taxable year and we intend to take this position for U.S. federal income tax return reporting purposes. However, there are factual circumstances beyond our control that could cause us to lose the benefit of this tax exemption and thereby become subject to U.S. federal income tax on our U.S. source income. Therefore, we can give no assurances on our tax-exempt status. If we are not entitled to exemption under Section 883 of the Code for any taxable year, we could be subject for those years to an effective 2% U.S. federal income tax on the gross shipping income we derive during the year that are attributable to the transport of cargoes to or from the United States. The imposition of this tax could have a material adverse effect on our earnings, financial condition, cash flows and stock price. For more information, see Item 1. Business - United States Federal Income Taxation of Our Company.

United States tax authorities could treat us as a “passive foreign investment company,” which could have a material adverse United States federal income tax consequences to United States holders.

A foreign corporation will be treated as a “passive foreign investment company,” or “PFIC,” for United States federal income tax purposes if either (1) at least 75% of its gross income for any taxable year consists of certain types of “passive income” or (2) at least 50% of the average value of the corporation’s assets produce or are held for the production of those types of “passive income.” For purposes of these tests, “passive income” includes dividends, interest and gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. For purposes of these tests, income derived from the performance of services does not constitute “passive income.” United States shareholders of a PFIC are subject to a disadvantageous United States federal income tax regime with respect to the income derived by the PFIC, the distributions they receive from the PFIC and the gain, if any, they derive from the sale or other disposition of their shares in the PFIC.

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

We are a holding company and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the equity interests in our subsidiaries. As a result, our ability to satisfy our financial obligations and to make dividend payments in the future depends on our subsidiaries and their ability to distribute funds to us. If we are unable to obtain funds from our subsidiaries, we may be unable to satisfy certain of our financial obligations or the Company’s Board of Directors (the “Board”) may exercise its discretion not to declare or pay dividends. We do not intend to obtain funds from other sources to pay dividends.

In addition, the declaration and payment of dividends, if any, will always be subject to the discretion of the Board, restrictions contained in our existing debt agreements and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it.

Finally, the terms of the Merger Agreement limit the ability of the Company to declare or pay dividends prior to the completion of the Proposed Merger, other than the Company’s regular quarterly dividend with respect to our common stock (with declaration, record and payment dates and amounts consistent with past practice and in accordance with the Company’s dividend policy).

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
•the market price of Star Bulk’s common shares (as a result of the Proposed Merger);
•other mergers or strategic alliances in our industry;

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

Although our common stock is listed on the NYSE, periods of volatility in the market for our common stock could have an adverse effect on the market price or liquidity of our common shares and could impact your ability to resell your shares quickly, at market price, or above the price you paid for such shares.

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

Certain holders of our Convertible Bond Debt may have sold borrowed shares of our common stock and use the resulting short position to establish or maintain a hedge with respect to their investments in our Convertible Bond Debt.

The existence of the Share Lending Agreement (as defined herein) and the short sales of our common stock effected in connection therewith could cause the market price of our common stock to be lower over the term of the Share Lending Agreement than it would have been had we not entered into such an agreement, due to the effect of the increase in the number of our outstanding shares of common stock being available for borrow and, in turn, sold.

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

The Corporate Charter prohibits cumulative voting in the election of directors. The Bylaws require parties other than the Board to give advance written notice of nominations for the election of directors. The Corporate Charter also provides that directors may only be removed for cause upon the affirmative vote of a majority of the outstanding shares of capital stock entitled to vote for the election of directors. Newly created directorships resulting from an increase in the number of directors and vacancies occurring in the Board for any reason may only be filled by a majority of the directors then in office, even if less than a quorum exists.

Our shareholders may take action only at Annual or Special Meetings.

The Corporate Charter and the Bylaws provide that any action required or permitted to be taken by shareholders must be effected at a duly called annual or special meeting of shareholders. Except as otherwise mandated by law, shareholders may not act by written consent.

Under the Bylaws, annual shareholder meetings will be held at a time and place selected by the Board. The meetings may be held in or outside of the Marshall Islands. These provisions may impede shareholders’ ability to take actions with respect to the Company that they deem appropriate or advisable.

The Corporate Charter and the Bylaws provide that, except as otherwise required by law, special meetings of shareholders may be called at any time only by (i) the lead director (if any), (ii) the chairman of the Board, (iii) the Board pursuant to a resolution duly adopted by a majority of the board stating the purpose or purposes thereof, or (iv) any one or more shareholders who beneficially owns, in the aggregate, 15% or more of the aggregate voting power of all then-outstanding shares of Voting Stock. The notice of any such special meeting is to include the purpose or purposes thereof, and the business transacted at the special meeting is limited to the purpose or purposes stated in the notice (or any supplement thereto). These provisions may impede the ability of shareholders to bring matters before a special meeting of shareholders.

The Board may set a record date between 15 and 60 days before the date of any meeting to determine the shareholders that will be eligible to receive notice and vote at the meeting.

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

In June 2023, the Company entered into a Rights Agreement (the “Rights Agreement”) with Computershare Trust Company, N.A., a national banking corporation, as rights agent. The Board adopted the Rights Agreement to protect the Company and its shareholders from coercive or otherwise unfair takeover tactics. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group (including a group of persons that are acting in concert with each other) that acquires 15% or more of the outstanding common stock, including through derivatives agreements, without the approval of the Board (an “Acquiring Person”). Although the Rights Agreement will not prevent a takeover, it is intended to encourage anyone seeking to acquire our Company to negotiate with our Board prior to attempting a takeover. As the Rights Agreement generally allows shareholders, except for the Acquiring Person who triggers the exercise of rights, to purchase additional shares at significantly discounted market price, the potential dilution effect is dependent on the number of shares purchased by the Acquiring Person and other factors related to the acquisition and may not be estimated at this time. In addition, the existence of the Rights Agreement may also discourage transactions that an individual shareholder may otherwise deem to be advantageous. In December 2023, the Rights Agreement was amended to exclude the Proposed Merger from the Rights Agreement.

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

Risks Relating to the Proposed Merger

The termination of the Merger Agreement could negatively impact the Company and could result in payment of a termination fee by the Company.

If the Merger Agreement is terminated in accordance with its terms and the Proposed Merger is not consummated, the ongoing business of the Company may be adversely affected by a variety of factors. Our business may be adversely impacted by the failure to pursue other beneficial opportunities during the pendency of the Proposed Merger, by the failure to obtain the anticipated benefits of completing the Proposed Merger, by payment of certain costs relating to the Proposed Merger, and by the focus of our management and employees on the Proposed Merger for an extended period of time rather than on management opportunities, day-to-day activities, or other issues. The market price of shares of the Company’s common stock may decline as a result of any such failures to the extent that the current market prices reflect a market assumption that the Proposed Merger will be completed.

The Company may be required to pay Star Bulk a termination fee in the amount of $20 million in the case of certain events, including if the Board changes its recommendation that the shareholders of the Company approve the Merger Agreement or the Company terminates the Merger Agreement in order to accept a superior proposal. If the Merger Agreement is terminated and the Company determines to seek another business combination or strategic opportunity, the Company may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Merger.

The pendency of the Proposed Merger could adversely affect the Company’s business, results of operations and financial condition.

Beginning at the time of the execution of the Merger Agreement and continuing until the Proposed Merger closes or the Merger Agreement is terminated in accordance with its terms, the pendency of the Proposed Merger could cause disruptions in and create uncertainty surrounding the Company’s business, including affecting our relationships with existing and future customers, suppliers, partners in the business community and employees. This could have an adverse effect on the Company’s business, results of operations and financial condition, as well as the market prices of our shares, regardless of whether the Proposed Merger is completed. Any adverse effect could be exacerbated by a prolonged delay in closing the Proposed Merger. The Company could also potentially lose customers or suppliers, existing customers or suppliers may seek to change their existing business relationships or renegotiate their contracts with the Company or defer decisions concerning the Company, and potential customers or suppliers could defer entering into contracts with the Company, each as a result of uncertainty relating to the Proposed Merger. In addition, in an effort to complete the Proposed Merger, the Company has expended, and will continue to expend, significant management resources, which are being diverted from the Company’s day-to-day operations, and significant demands are being, and will continue to be, placed on the managerial, operational and financial personnel and systems of the Company in connection with efforts to complete the Proposed Merger.

Third parties may terminate, alter or decline to renew existing contracts or relationships with the Company.

The Company has contracts with customers, suppliers, vendors, distributors, landlords, lenders, licensors and other business partners and these contracts may require the Company to obtain consent from these other parties in connection with the Proposed Merger. If these consents cannot be obtained, the counterparties to these contracts (and other third parties with which the Company currently has relationships, even if not contractual) may have the ability to terminate, reduce the scope of or otherwise materially adversely alter their relationships or terms of such contracts in anticipation of the Proposed Merger. In addition, counterparties to agreements that are near termination may determine not to renew such agreements as a result of the Proposed Merger or seek amendments to terms of existing contracts. The pursuit of such termination rights or amendments, or a determination not to renew such agreements, may result in the Company suffering a loss of potential future revenue, incurring liabilities in connection with breaches of agreements or losing rights that are material to our business. The adverse effect of such disruptions could also be exacerbated by a delay in the completion of the Proposed Merger or the termination of the Merger Agreement.

The Company will incur substantial transaction fees and costs in connection with the Proposed Merger.

The Company has incurred and expects to continue to incur additional material expenses in connection with the Proposed Merger and the completion of the transactions contemplated by the Merger Agreement, including costs relating to obtaining required shareholder and regulatory approvals. The Company has incurred significant legal, financial and other advisory services fees in connection with the process of negotiating and evaluating the terms of the Proposed Merger and will continue to incur significant costs, such as legal, accounting, financial advisory, filing and printing fees, prior to and in connection with the completion of the Proposed Merger. Irrespective of whether the Proposed Merger is completed, the Company will need to pay certain costs relating to the Proposed Merger. These costs may be significant and could have an adverse effect on the Company’s results of operations, cash flows and financial condition.

Uncertainties associated with the Proposed Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company following completion of the Proposed Merger.

The Company is dependent on the experience and industry knowledge of our officers and other key employees to execute our business plans. The Company’s success, irrespective of whether the Proposed Merger is completed, depends in part upon the ability of the Company to retain certain key management personnel and employees. Prior to the completion of the Proposed Merger, current and prospective employees of the Company may experience uncertainty about their roles following the completion of the transactions, which may have an adverse effect on the ability of the Company to attract or retain key management and other key personnel. In addition, no assurance can be given that the Company will be able to attract or retain key management personnel and other key employees to the same extent that we have previously been able to attract or retain our own employees.

While the Merger Agreement is in effect, the Company is subject to restrictions on its business activities. These provisions may discourage a potential competing transaction counterparty from making a favorable alternative transaction proposal.

Under the Merger Agreement, the Company, subject to certain exceptions, is subject to a range of restrictions on the conduct of its business and generally must operate its business in the ordinary course prior to completing the Proposed Merger (unless it obtains Star Bulk’s consent, which is not to be unreasonably withheld, conditioned or delayed). In addition, consent of Star Bulk (not to be unreasonably withheld, conditioned or delayed) is required for the Company to take a number of enumerated non-ordinary course actions. These restrictions may constrain the Company's ability to pursue certain business strategies. The restrictions may also prevent the Company from pursuing otherwise attractive business opportunities, making acquisitions and investments or making other changes to its business prior to the completion of the Proposed Merger or the termination of the Merger Agreement. Any such lost opportunities may reduce the Company's competitiveness or efficiency and could lead to an adverse effect on the Company's business, financial results, financial condition or share prices.

In addition, subject to certain exceptions, the Merger Agreement prohibits the Company from (a) initiating, soliciting, assisting or knowingly encouraging or facilitating any inquiry, proposal or offer that constitutes, or would reasonably be expected to lead to, a takeover proposal; (b) entering into, engaging in, continuing or otherwise participating in any discussions or negotiations regarding, or furnishing to any person any non-public information relating to, or affording any other person access to the business, operations, assets, books, records or personnel of the Company in connection with, or for the purpose of facilitating or encouraging, a takeover proposal or any proposal that would reasonably be expected to lead to a takeover proposal; (c) approving, endorsing or recommending any takeover proposal or submitting a takeover proposal or any matter related thereto for the approval of the Company's shareholders; (d) waiving, terminating or modifying any provision of any standstill or confidentiality agreement that prohibits or purports to prohibit a proposal being made to the Board, unless the Board has determined in good faith, after consultation with its outside counsel, that failure to take such action would reasonably be expected to be inconsistent with its fiduciary duties under applicable law; (e) entering into any contract, letter of intent or other document or similar agreement relating to a takeover proposal; or (f) authorizing or committing to do any of the foregoing.

These provisions may limit the Company's ability to pursue offers from third parties that could result in greater value to our shareholders than they would receive in the Proposed Merger. The termination fees payable to Star Bulk may also discourage third parties from pursuing an acquisition proposal with respect to the Company.

The Company may be a target of shareholder class actions or derivative actions, which could result in substantial costs and may delay or prevent the Proposed Merger from being completed.

Shareholder class action lawsuits or derivative lawsuits are often brought against companies that have entered into merger agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting consummation of the Proposed Merger, then that injunction may delay or prevent the Proposed Merger from being completed. One of the conditions to consummating the Proposed Merger is that no governmental entity has enacted or promulgated any statute, rule, regulation or law that prohibits or makes illegal the consummation of the Proposed Merger and that there is no order or injunction issued by any governmental entity in effect preventing the consummation of the Proposed Merger. Consequently, if a claimant secures injunctive or other relief prohibiting, delaying or otherwise adversely affecting the Company’s ability to complete the Proposed Merger on the terms contemplated by the Merger Agreement, then such law or injunctive or other relief may prevent consummation of the Proposed Merger in a timely manner or at all.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
The Company maintains an Information Security Program which is designed to ensure the confidentiality, integrity, and availability of all data and systems across the organization. We have developed a system of processes and controls to mitigate risks and respond effectively to security incidents.

Key components of our Information Security Program include:
•Risk Management: We conduct regular risk assessments to identify, evaluate, and prioritize potential threats and vulnerabilities. Based on our understanding of the risk landscape relevant to the Company, we have implemented targeted controls and allocated resources to mitigate risks to an acceptable level.
•Policies and Procedures: Our Information Security Program is supported by a set of clear and enforceable policies and procedures. These documents outline standards for data handling, access control, password management, incident response, and other critical security practices. We regularly review and update our policies and procedures to ensure alignment with industry best practices and regulatory requirements.
•Access Control: We enforce strict access controls, which include role-based least-privileged access, strong authentication methods and regular access reviews to limit system and data access to authorized personnel only.
•Security Awareness Training: We believe that our employees are our first line of defense against cyber threats. We provide comprehensive security awareness training programs to educate staff about common risks, phishing attacks, social engineering tactics, and best practices for maintaining a secure information technology environment. We also provide security updates and alerts to keep our employees informed of active and emerging external cybersecurity threats.
•Technical Controls: Our Information Security Program incorporates a layered approach to technical controls. This includes firewalls, intrusion detection and prevention systems, endpoint protection, encryption mechanisms, and continuous monitoring tools to detect and respond to security incidents in real-time.
•Incident Response and Business Continuity: Despite our proactive measures, we recognize that security incidents may still occur. Therefore, we maintain a robust incident response plan, detailing procedures for detecting, analyzing, containing, and recovering from security breaches. Additionally, we have comprehensive business continuity and disaster recovery plans in place to ensure minimal disruption to our operations in the event of a cybersecurity incident.
•Compliance and Auditing: Our Information Security Program is designed to comply with relevant regulations and industry standards. We undergo regular internal and external audits to assess our adherence to these requirements and demonstrate our commitment to maintaining a strong security posture.

Our Information Security Program is led by our Director of Global Information Technology, who has over 20 years of relevant educational and technical experience. The Board of Directors oversees our annual enterprise risk assessment, where we assess key risks within the company, including security and technology risks and cybersecurity threats. We have integrated cybersecurity risk into our disclosure controls and procedures. The Audit Committee of the Board of Directors regularly reviews and discusses with management risks related to our information systems, information security, data privacy and cybersecurity risks and the Company’s risk assessment and risk management programs and the steps management has taken to monitor and control such exposures. The Audit Committee also receives, at least quarterly, updates from the Director of Global Information Technology and senior management regarding material information regarding the Company’s information systems, information security, data privacy and cybersecurity.

We continuously monitor emerging threats, evaluate new technologies, and refine our security practices to manage evolving risks. Through regular assessments, audits, and feedback mechanisms, we strive for continuous improvement in our Information Security Program to better protect our assets and maintain the trust of our stakeholders.
As of the date of this report, there have been no cybersecurity threats that have materially affected or are reasonably likely to materially affect our business, operations, or financial condition. However, we are regularly the target of attempted cyber intrusions, and we anticipate continuing to be subject to such attempts. Our security programs and measures do not prevent all intrusions. Cyber intrusions require a significant amount of time and effort to assess and remedy, and our incident response efforts may not be effective in all cases. Although we believe that the probability of occurrence of a significant cybersecurity incident is less than likely, if such an incident were to occur, the impact on the Company could be substantial. See Item 1A. Risk Factors - Cybersecurity incidents or other security breaches involving our computer systems or the systems of one or more of our vendors could materially and adversely affect our business.
ITEM 2. PROPERTIES
We do not own any real property. We lease office space at 300 First Stamford Place, Stamford, Connecticut 06902. In addition, we lease offices in Singapore and Copenhagen, Denmark. Our interests in our drybulk vessels are our only material properties. See Item 1. Business — Our Fleet for additional information regarding our fleet of owned vessels.
ITEM 3. LEGAL PROCEEDINGS
See Note 11. Commitments and Contingencies to the Company’s consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K, for information regarding legal proceedings in which we are involved.
ITEM 4. MINE SAFETY DISCLOSURE
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Shareholders

The trading market for shares of our common stock is the NYSE, on which our shares are quoted under the symbol “EGLE.”

On March 1, 2024, the closing sale price of our common stock, as reported on the NYSE, was $62.98 per share.

As of March 1, 2024, there were 122 shareholders of record.

Payment of Dividends to Shareholders

During 2021, the Company adopted a dividend policy which targets a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from the Board. Since adopting its dividend policy, the Company has paid $147.5 million in dividends, or $11.43 per share of Common Stock.

We expect to continue paying cash dividends on a quarterly basis; however, in the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the Board, restrictions contained in the Company’s debt facilities and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it. See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Dividends for additional information regarding dividends paid to shareholders.

Additionally, the terms of the Merger Agreement limit the ability of the Company to declare or pay dividends prior to the completion of the Proposed Merger, other than the Company’s regular quarterly dividend with respect to our common stock (with declaration, record and payment dates and amounts consistent with past practice and in accordance with our dividend policy).

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Common stock repurchase activity during the three months ended December 31, 2023 was as follows ($ in thousands, except per share amounts):

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs
October 1, 2023 to October 31, 2023	—	$—	—
November 1, 2023 to November 30, 2023	—	$—	—
December 1, 2023 to December 31, 2023	—	$—	—
Total	—			$50,000

Stock Performance Graph

The performance graph below shows the cumulative total return to shareholders of our common stock relative to the cumulative total returns of the Russell 2000 Index and the Eagle Peer Group Index (defined below). The graph tracks the performance of a $100 investment in our common stock and in each of the indices (with the reinvestment of dividends) from December 31, 2018 to December 31, 2023. The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The Eagle Peer Group Index is a self-constructed peer group that consists of the following competitors: Diana Shipping Inc., Genco Shipping & Trading Limited, Golden Ocean Group Limited, Pacific Basin Shipping Limited, Pangaea Logistics Solutions, Ltd., Safe Bulkers, Inc. and Star Bulk Carriers Corp. The common shares of Diana Shipping Inc., Genco Shipping & Trading Limited and Safe Bulkers, Inc. each trade on the NYSE. The common shares of Golden Ocean Group Limited and Star Bulk Carriers Corp. each trade on The Nasdaq Global Select Market. The common shares of Pangaea Logistics Solutions, Ltd. trade on The Nasdaq Stock Market LLC. The common shares of Pacific Basin Shipping Limited trade on the Stock Exchange of Hong Kong Limited.

Price information for Pacific Basin Shipping Limited was translated from Hong Kong dollars into U.S. dollars at an exchange rate of 0.1281 to one.

	As of December 31,
	2018	2019	2020	2021	2022	2023
EGLE	$100.00	$99.78	$58.88	$148.13	$187.08	$213.72
Russell 2000 Index	$100.00	$123.72	$146.44	$166.50	$130.60	$150.31
Eagle Peer Group Index	$100.00	$113.44	$92.00	$217.72	$239.87	$263.60
ITEM 6. [RESERVED]
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes set forth in Item 8. Financial Statements and Supplementary Data and the risk factors identified in Item 1A. Risk Factors of this Annual Report. For further discussion regarding our results of operations for the year ended December 31, 2022 as compared to the year ended December 31, 2021, refer to Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the SEC on March 10, 2023.

General Overview

The Company is a U.S.-based, fully integrated, shipowner-operator, providing global transportation solutions to a diverse group of customers including miners, producers, traders, and end-users. Headquartered in Stamford, Connecticut, with offices in Singapore and Copenhagen, the Company focuses exclusively on the versatile midsize drybulk vessel segment and owns one of the largest fleets of Supramax/Ultramax vessels in the world. The Company performs all management services in-house (strategic, commercial, operational, technical and administrative) and employs an active management approach to fleet trading with the objective of optimizing revenue performance and maximizing earnings on a risk-managed basis. Typical cargoes we transport include both major bulk cargoes, such as iron ore, coal and grain and minor bulk cargoes such as fertilizer, steel products, petcoke and cement.

On December 11, 2023, the Company, Star Bulk and Merger Sub entered into the Proposed Merger, with the Company surviving the merger and becoming a wholly-owned subsidiary of Star Bulk. If the Proposed Merger is completed, each share of the Company’s common stock (other than shares held by the Company, Star Bulk, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) will be converted into the right to receive the Merger Consideration, less any applicable withholding taxes. For further information regarding the Proposed Merger, refer to the section entitled “Proposed Merger” within Item 1. Business.

As of December 31, 2023, we owned and operated a modern fleet of 52 Supramax/Ultramax vessels, with an aggregate carrying capacity of 3.16 million deadweight ton (“dwt”) and an average age of 10 years.

In addition to its owned fleet, the Company charters-in third party vessels on both a short-term and long-term basis. As of December 31, 2023, the Company had three Ultramax vessels on a long-term charter-in basis, each with a remaining minimum lease term of less than one year.

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

Market Overview

The international shipping industry is highly competitive and fragmented with no single owner accounting for more than 2.4%(1) of the on-the-water drybulk fleet, measured by vessel count, as of December 31, 2023. In addition, as of December 31, 2023, there are approximately 13,500(1) drybulk vessels over 10,000 dwt which total 1,003 million dwt(1). We compete with other owners of drybulk vessels, primarily in the Supramax/Ultramax segment and (to a lesser extent) the Handysize and Panamax segments. Many of our competitors are privately-held companies.

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

Our strategy is to focus on the Supramax/Ultramax asset class, defined as drybulk vessels that range in size from approximately 50,000 to 65,000 dwt. These vessels have the cargo loading and unloading flexibility offered by their on-board cranes, while the cargo carrying capacity approaches that of Panamax, which ranges in size between 65,000 and 100,000 dwt but which require onshore facilities to load and offload their cargoes. We believe that the cargo handling flexibility and cargo carrying capacity of the Supramax/Ultramax class makes it the preferred type of ship attractive to potential charterers. As of December 31, 2023, all of our owned vessels ranged in size between 55,000 and 65,000 dwt.

The supply of drybulk vessels depends primarily on the size of the orderbook and the scrapping of older or less-efficient vessels. The global drybulk fleet increased significantly from 2009 to 2013 as a result of the large number of newbuilding orders placed during the boom in the drybulk freight market from 2007 to 2008. From 2019 through 2023, annualized global drybulk fleet growth averaged approximately 3.4%. During 2023, fleet growth decreased slightly to 2.3%(1) from 3.1%(1) in 2022. In 2023, vessels totaling 35.3 million dwt(1) were delivered, an increase of 3.8 million dwt(1) from 2022. Scrapping in 2023 totaled 5.4 million dwt(1), an increase of 1.1 million dwt(1) from 2022.

The typical trading life of a Supramax/Ultramax vessel is approximately 25 years. As of December 31, 2023, approximately 12%(1) of the world’s drybulk fleet (by vessel count) was 20 years or older.

Global fleet growth for 2024 is expected to continue at a below-average level of 2.3%(1) for the drybulk fleet and 3.5%(1) for Supramax/Ultramax vessels. The orderbook as of February 2024 stands at approximately 8.5%(1) of the total global drybulk fleet, with the orderbook for the Supramax/Ultramax segment at approximately 8.5%(1) of the on-the-water fleet, with both figures slightly higher than all-time lows experienced in 2020/2021, but still near the smallest orderbook in almost 30 years. The IMF is projecting GDP growth of +3.1% as it viewed economic pressure stemming from the COVID-19 pandemic, Russia’s invasion of Ukraine and high rates of inflation to have peaked during 2022. Potential downside risks to their projections include disruptions to global trade caused by attacks on commercial vessels in the Red Sea, deepening property sector issues in China, the withdrawal of fiscal support by central banks as well as elevated debt levels. As of February 2024, drybulk trade, on a ton-mile basis, is expected to grow by approximately 1.6%(1) in 2024, with modest levels of growth expected for grain and minor bulk, partially offset by slight decreases in demand for iron ore and coal.

(1)Source: Clarksons (February 2024)

The impact of the conflict between Russia and Ukraine

As a result of the conflict between Russia and Ukraine, the U.S., EU and United Kingdom, together with numerous other countries, have imposed significant sanctions on persons and entities associated with Russia and Belarus, as well as comprehensive sanctions on certain areas within the Donbas region of Ukraine, and such sanctions apply to entities owned or controlled by such designated persons or entities. This conflict has become a multi-year war and humanitarian crisis. While it is difficult to estimate the impact of this conflict and current or future sanctions on the Company’s business and financial position, these events and related sanctions could adversely impact the Company’s operations. In the near term, we have seen, and expect to continue to see, disruptions to trade in drybulk commodities in the Black Sea region, as well as in Russian exports in the Baltic and Far East regions due to these geopolitical events. In addition, the volatility of market prices for fuel increased during 2022 as a result of related supply disruptions from this conflict, though this effect subsided in 2023. The potential for renewed volatility in fuel prices could have an unpredictable impact on the Company’s operations and liquidity.

The conflict between Russia and Ukraine may also impact our ability to source and retain crew from these countries. In response to this risk, we have: (i) substantially decreased the number of Russian crew members on board our vessels; (ii) established relationships with crew managers outside of Ukraine, including in Asia; (iii) increased crew sourcing from the Philippines in order to diversify crew nationality exposure; and (iv) may further expand our relationships with crew managers outside of Ukraine. We have incurred and expect to continue to incur increased operating expenses related to Ukrainian crew procurement, travel costs to repatriate Ukrainian crew members on board our vessels and to expatriate crew members sourced from other regions.

For more information regarding the risks relating to the conflict between Russia and Ukraine, including economic sanctions levied as a result of it, see Item 1A. Risk Factors. The conflict between Russia and Ukraine may impact our ability to retain and source crew, and in turn, could materially and adversely affect our operating results.

The impact of recent developments in the Middle East

From October 2023 into 2024, the war between Israel and Hamas in Gaza has created political and potential economic uncertainty in the Middle East. In addition, a number of commercial vessels, including one of our owned vessels, have been attacked in the Red Sea and Gulf of Aden. The attack that we experienced resulted in limited vessel damage and with no loss of life or personal injury to our crew members. In response to these events and conditions, a number of companies in international shipping industries, including our own, have substantially reduced or temporarily ceased all transit through this region. As of the date of this Annual Report, we have ceased all transit through this region. To date, the war between Israel and Hamas and increased risks in travelling in the Red Sea and Gulf of Aden have not had a direct material impact on the Company’s business, financial condition or results of operations. However, we will continue to monitor the direct and indirect impacts of these circumstances on our business and financial results.

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

Critical accounting policies are those that reflect significant judgments of uncertainties and potentially result in materially different results under different assumptions and conditions. We have described below what we believe are our most critical accounting policies, because they generally involve a comparatively higher degree of judgment in their application. For a description of all our accounting policies, see Note 2. Significant Accounting Policies to our consolidated financial statements included herein.

Revenue Recognition

Revenues are generated from time charters and voyage charters. Revenues from time charter contracts, which are accounted for as operating leases, are recognized on a straight-line basis over the contractual term of the related time charter agreement. Voyage charter contracts generally consist of a single performance obligation of transportation of cargo within a specified period of time. This performance obligation is satisfied over time as the related voyage progresses and the related revenue is recognized on a straight-line basis over the estimated relative transit time (in voyage days) from the commencement of the loading of cargo to the completion of discharge, provided an agreed non-cancellable charter between the Company and the charterer is in existence, the charter rate is fixed and determinable and collectability is reasonably assured. Costs directly related to a voyage charter contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and expensed on a straight-line basis as the related performance obligation is satisfied.

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

The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis for accounts receivable from specific customers with known disputes or collectability issues. In estimating the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the creditworthiness of customers based on current credit evaluations, customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the years ended December 31, 2023, 2022 and 2021, our assessment considered business and market disruptions caused by the conflicts between Russia and Ukraine and Israel and Hamas, the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are inherently difficult to predict causing variability and volatility that may have a material impact on our allowance for expected credit losses in future periods.

Vessel Lives and Impairment

The Company estimates the useful life of the Company’s vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. In addition, the Company estimates the scrap rate to be $400 per lwt, to compute each vessel’s residual value, which is based on the 15-year average scrap value of steel.

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

If indicators of potential impairment are present, we perform an analysis of the undiscounted projected net operating cash flows for each vessel and compare it to the vessel’s carrying value. This assessment is made at the individual vessel level since we can separately identify cash flow information for each vessel. In developing estimates of future cash flows, the Company makes certain assumptions about future freight rates, vessel operating expenses, and the estimated remaining useful lives of the vessels. These assumptions are based on historical trends as well as future expectations. Annually, the Company reviews all assumptions used in the calculation of undiscounted projected net operating cash flows.

The undiscounted projected net operating cash flows are estimated using future revenues from existing charters for fixed fleet days, projected FFA rates through 2026 for unfixed days and an estimated daily time charter rate based on a fifteen-year historical average of the BSI over the estimated remaining useful life of the vessel, assumed to be 25 years from the original delivery of the vessel from the shipyard to its original owner, with FFA rates and the historical BSI average further adjusted for the dwt of each vessel as compared to the index’s representative vessel, and reduced by commissions, estimated outflows for vessel maintenance and operating expenses (including drydocking and special survey expenditures) and capital expenditures.

Future freight rates is the most significant and most volatile input in the Company’s cash flow analysis. We utilize historical averages for periods not covered by contractually fixed charters or available FFA pricing due to the highly cyclical nature of the drybulk shipping industry. The age of vessels in our owned fleet ranges from three to fifteen years and utilizing long-term average spot freight rates incorporates multiple shipping cycles and aligns to our strategy of operating our vessels over a long time period.

The Company evaluated whether any potential impairment indicators existed as of December 31, 2023. Based on this evaluation, which included comparisons of third-party valuation information to vessel carrying values, the Company concluded that there were potential impairment indicators for twenty-two vessels in our owned fleet. For each of these vessels, the Company performed an undiscounted projected net operating cash flow analysis and concluded that the estimated fair value of each vessel exceeded its carrying value and no impairment charges were recorded.

The table set forth below indicates the carrying value of each of our owned vessels as of December 31, 2023 and 2022 (and excludes the carrying value of vessels sold during both 2023 and 2022). As of December 31, 2023 and 2022, the estimated basic charter-free market value of these vessels exceeded their aggregate carrying values by approximately $183.7 million and $195.4 million, respectively.

		Dwt (in thousands)		Carrying Value as of
#	Vessel		Year Built	December 31, 2023	December 31, 2022
1	Antwerp Eagle	63.5	2015	$19.6 million	$20.5 million
2	Bittern	57.8	2009	$14.5 million*	$15.4 million*
3	Canary	57.8	2009	$14.4 million*	$15.3 million*
4	Cape Town Eagle	63.7	2015	$18.5 million	$19.2 million
5	Copenhagen Eagle	63.5	2015	$18.0 million	$18.5 million
6	Crane	57.8	2010	$15.4 million*	$16.4 million*
7	Crested Eagle	56.0	2009	$16.1 million*	$17.3 million*
8	Crowned Eagle	55.9	2008	$15.5 million*	$16.6 million*
9	Dublin Eagle	63.6	2015	$18.1 million	$18.4 million
10	Egret Bulker	57.8	2010	$15.2 million*	$16.1 million*
11	Fairfield Eagle	63.3	2013	$15.9 million	$16.1 million
12	Gannet Bulker	57.8	2010	$15.3 million*	$16.3 million*
13	Gibraltar Eagle	63.6	2015	$23.4 million	—
14	Golden Eagle	56.0	2010	$17.3 million*	$18.5 million*
15	Grebe Bulker	57.8	2010	$15.5 million*	$16.4 million*
16	Greenwich Eagle	63.3	2013	$16.0 million	$15.9 million
17	Groton Eagle	63.3	2013	$15.8 million	$16.0 million
18	Halifax Eagle	63.7	2020	$29.5 million	—
19	Hamburg Eagle	63.3	2014	$19.0 million	$19.9 million
20	Helsinki Eagle	63.6	2015	$15.0 million	$15.6 million
21	Hong Kong Eagle	63.5	2016	$19.2 million	$20.0 million
22	Ibis Bulker	57.8	2010	$15.8 million*	$16.8 million*
23	Imperial Eagle	56.0	2010	$17.2 million*	$18.4 million*
24	Jay	57.8	2010	$16.1 million*	$17.1 million*
25	Kingfisher	57.8	2010	$15.5 million*	$16.2 million*
26	Madison Eagle	63.3	2013	$16.9 million	$17.6 million
27	Martin	57.8	2010	$16.5 million*	$17.5 million*
28	Mystic Eagle	63.3	2013	$16.1 million	$16.9 million
29	New London Eagle	63.1	2015	$19.8 million	$20.7 million
30	Nighthawk	57.8	2011	$16.5 million*	$17.5 million*
31	Oriole	57.8	2011	$16.3 million*	$17.2 million
32	Oslo Eagle	63.7	2015	$14.5 million	$15.0 million
33	Owl	57.8	2011	$16.4 million*	$17.3 million
34	Petrel Bulker	57.8	2011	$16.3 million*	$17.2 million
35	Puffin Bulker	57.8	2011	$16.3 million*	$17.3 million
36	Roadrunner Bulker	57.8	2011	$16.6 million*	$17.5 million*
37	Rotterdam Eagle	63.6	2017	$17.1 million	$17.8 million
38	Rowayton Eagle	63.3	2013	$15.7 million	$16.0 million
39	Sandpiper Bulker	57.8	2011	$16.7 million*	$17.6 million*
40	Santos Eagle	63.5	2015	$17.7 million	$18.5 million

41	Shanghai Eagle	63.4	2016	$19.2 million	$20.0 million
42	Singapore Eagle	63.4	2017	$16.9 million	$17.5 million
43	Southport Eagle	63.3	2013	$15.9 million	$16.0 million
44	Stamford Eagle	61.5	2016	$14.5 million	$15.1 million
45	Stellar Eagle	56.0	2009	$16.4 million*	$17.6 million*
46	Stockholm Eagle	63.3	2016	$16.2 million	$16.9 million
47	Stonington Eagle	63.3	2012	$15.4 million	$16.2 million
48	Sydney Eagle	63.5	2015	$17.7 million	$18.5 million
49	Tokyo Eagle	61.2	2015	$26.8 million	$27.5 million*
50	Valencia Eagle	63.6	2015	$18.5 million	$19.3 million
51	Vancouver Eagle	63.7	2020	$29.5 million	—
52	Westport Eagle	63.3	2015	$15.9 million	$16.6 million
	Total			$904.3 million	$859.9 million

* Indicates a vessel for which the estimated basic charter-free market value was less than its carrying value as of the specified date.
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

Where we have assumed an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are less than prevailing period freight rates, we record a liability in fair value below contract value of time charters acquired based on the difference between the assumed charter rate and the prevailing period freight rate for an equivalent vessel. Conversely, where we assume an existing charter obligation or enter into a time charter with the existing charterer in connection with the purchase of a vessel at charter rates that are above the prevailing period freight rates, we record an asset in fair value above contract value of time charters acquired, based on the difference between the prevailing period freight rate and the contracted charter rate for an equivalent vessel. This determination is made at the time the vessel is delivered to us, and such assets and liabilities are amortized to revenue over the remaining period of the charter. The determination of the fair value of acquired assets and assumed liabilities requires us to make significant assumptions and estimates of many variables including spot freight rates, expected future freight rates, future vessel operation expenses, the level of utilization of our vessels and our weighted average cost of capital. The use of different assumptions could result in a material change in the fair value of these items, which could have a material impact on our financial position and results of operations. In the event that freight rates relating to the acquired vessels are lower than the contracted freight rates at the time of their respective deliveries to us, our net earnings for the remainder of the terms of the charters may be adversely affected although our cash flows will not be affected.

Results of Operations for the Years Ended December 31, 2023 and 2022

This section of this Form 10-K generally discusses 2023 and 2022 results and year-to-year comparisons between 2023 and 2022. A discussion of 2022 results of operations compared to 2021 is not included in this Form 10-K, but may be found in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 10, 2023.

Net Income

For the year ended December 31, 2023, the Company reported net income of $22.7 million, or $2.05 and $1.96 per basic and diluted share, respectively. For the year ended December 31, 2022, the Company reported net income of $248.0 million, or $19.09 and $15.57 per basic and diluted share, respectively. The net income for the years ended December 31, 2023 and 2022 are the result of the items described below.

Factors Affecting our Results of Operations

We consider the following fleet utilization measures important to understanding and analyzing our results of operations:

	For the Years Ended
	December 31, 2023	December 31, 2022
Ownership days	19,209	19,261
Owned available days	18,418	18,243

•Ownership days: We define ownership days as the aggregate number of days in a period for which each vessel in our fleet has been owned by us. Ownership days is a measure of the size of our fleet over a period and affects the amounts of revenues we earn and expenses we incur during a period.
•Owned available days: We define owned available days as the number of ownership days less the aggregate number of days that our owned vessels are off-hire due to vessel familiarization upon acquisition, repairs, vessel improvements, special and intermediate surveys and other reasons which prevent a vessel from performing under a charter party in a period. The shipping industry uses owned available days to measure the number of days in a period for which vessels should be capable of generating revenues.

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

The following table presents a reconciliation of TCE, a non-GAAP measure, from Revenues, net as recorded in the accompanying Consolidated Statements of Operations for the years ended December 31, 2023 and 2022.

	Year Ended
(in thousands, except Owned available days and TCE)	December 31, 2023	December 31, 2022
Revenues, net	$393,799	$719,847
Less:
Voyage expenses	(106,686)	(163,385)
Charter hire expenses	(36,534)	(81,103)
Realized gain on FFAs and bunker swaps, net	2,448	15,791
	$253,027	$491,150

Owned available days	18,418	18,243
TCE	$13,738	$26,923

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

Revenues, net

Revenues, net for the year ended December 31, 2023 were $393.8 million, compared to $719.8 million for the year ended December 31, 2022. Revenues, net decreased $326.0 million primarily due to lower rates on both time and voyage charters as well as a decrease in chartered-in days, each driven by a decline in the drybulk market.

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

Voyage expenses for the year ended December 31, 2023 were $106.7 million, compared to $163.4 million for the year ended December 31, 2022. Voyage expenses decreased $56.7 million primarily due to a $37.0 million reduction in bunker consumption expenses primarily due to decreases in both voyage charters and bunker prices, a $15.5 million reduction in port expenses due to a decrease in voyage charters and lower fuel surcharges and a $4.1 million decrease in broker commissions due to lower freight rates driven by a decline in the drybulk market.

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

Vessel operating expenses for the year ended December 31, 2023 were $120.5 million, compared to $123.9 million for the year ended December 31, 2022. Vessel operating expenses decreased $3.5 million due to a $2.0 million decrease in the cost of stores and spares, a $1.9 million decrease in repair costs driven by lower discretionary spending on upgrades, including on newly acquired ships and fewer unscheduled repairs, a $1.8 million decrease in lube costs and a $0.6 million decrease in insurance costs, partially offset by a $3.5 million increase in crewing costs driven by higher compensation and increased crew changes as a result of a change in crew managers.

Charter hire expenses

Charter hire expenses for the year ended December 31, 2023 were $36.5 million, compared to $81.1 million for the year ended December 31, 2022. Charter hire expenses decreased $44.6 million primarily due to a decrease in chartered-in days (2,708 for the year ended December 31, 2023 as compared to 4,081 for the year ended December 31, 2022) as well as a decrease in charter hire rates as a result of a decline in the drybulk market.

Depreciation and amortization

We depreciate the cost of our vessels on a straight-line basis over the expected useful life of each vessel. Depreciation is based on the cost of the vessel less its estimated residual value. We estimate the useful life of our vessels to be 25 years from the date of initial delivery from the shipyard to the original owner. We estimate the scrap rate to be $400/lwt to compute each vessel’s residual value.

We amortize drydocking costs on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months for vessels that are 15 years old or more and 60 months for vessels that are less than 15 years old.

Depreciation and amortization for the year ended December 31, 2023 was $60.5 million, compared to $61.2 million for the year ended December 31, 2022. Depreciation and amortization decreased $0.6 million primarily due to a $4.0 million decrease in depreciation due to a change in our estimated vessel scrap value from $300 per lwt to $400 per lwt, effective January 1, 2023, partially offset by a $2.6 million increase in depreciation from the net impact of vessels acquired and sold during the respective periods and a $0.8 million increase in deferred drydocking cost amortization due to higher costs on drydockings completed in 2023.

General and administrative expenses

General and administrative expenses include onshore vessel administration related expenses, such as legal and other professional fees, administrative expenses including payroll and other expenses relating to our executive officers and office staff, office rent and expenses, directors fees, and directors and officers insurance. General and administrative expenses also include stock-based compensation expenses.

General and administrative expenses for the year ended December 31, 2023 were $43.6 million, compared to $41.2 million for the year ended December 31, 2022. General and administrative expenses increased $2.4 million primarily due to a $1.4 million increase in stock-based compensation expense and a $0.7 million increase in employee-related costs.

Impairment of operating lease right-of-use assets

Impairment of operating lease right-of-use assets for the year ended December 31, 2023 was $0.7 million, compared to $2.2 million for the year ended December 31, 2022. Impairment losses were driven by declines in the freight rate environment as compared to certain operating leases with relatively higher fixed hire rates.

Other operating expense

Other operating expense for the year ended December 31, 2023 was $7.3 million, compared to $3.8 million for the year ended December 31, 2022. Other operating expense for the year ended December 31, 2023 was comprised of $6.3 million of costs associated with the Proposed Merger and $1.0 million of costs related to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair. Other operating expense for the year ended December 31, 2022 was comprised of $2.4 million of costs associated with a corporate transaction that did not materialize and $1.4 million of costs related to a 2021 U.S. government investigation into an allegation that one of our vessels may have improperly disposed of ballast water that entered the engine room bilges during a repair.

Gain on sale of vessels

For the year ended December 31, 2023, the Company recorded a gain on the sale of the vessels Jaeger, Montauk Eagle, Newport Eagle and Sankaty Eagle of $19.7 million. For the year ended December 31, 2022, the Company recorded a gain on the sale of the vessel Cardinal of $9.3 million.

Interest expense

Interest expense for the year ended December 31, 2023 was $23.6 million, compared to $17.0 million for the year ended December 31, 2022. Interest expense increased $6.6 million primarily due to the upsize of, and increased amounts borrowed under, the Global Ultraco Debt Facility, along with the effect of higher interest rates.

The Company entered into certain interest rate swap agreements in October 2021 and August 2023 to fix the interest rate exposure on then-outstanding term loans under the Global Ultraco Debt Facility. As of December 31, 2023, the interest rate risk on the entire $263.0 million of aggregate principal amount of term loans outstanding under the Global Ultraco Debt Facility is hedged through these swaps, which carry and weighted-average fixed rate of 174 basis points. As of December 31, 2023, amounts outstanding under the Revolving Facility are not hedged.

Interest income

Interest income for the year ended December 31, 2023 was $6.7 million, compared to $2.9 million for the year ended December 31, 2022. Interest income increased $3.8 million primarily due to the impact of higher interest rates on the Company’s cash balances.

Realized and unrealized (gain)/loss on derivative instruments, net

For the year ended December 31, 2023, the Company recorded a net realized and unrealized gain on derivatives of $2.0 million, compared to a net realized and unrealized gain on derivatives of $13.9 million for the year ended December 31, 2022. The $11.9 million decrease was due to market movements as well as lower FFA and bunker swap activity.

Loss on debt extinguishment

For the year ended December 31, 2022, the Company recorded a loss on debt extinguishment of $4.2 million as a result of the repurchase of $10.0 million in aggregate principal amount of Convertible Bond Debt for $14.2 million in cash.

Effects of Inflation

The Company believes that its business typically benefits during periods of elevated inflation and positive demand growth, as higher charter rates and net revenues more than offset increases in costs relating to vessel operating expenses, drydocking and general and administrative expenses.

Liquidity and Capital Resources

Our principal sources of funds include operating cash flows and borrowings under long-term debt and revolving credit facilities. Our principal uses of funds include: (i) capital expenditures to establish and grow our fleet, maintain the quality and efficiency of our vessels and comply with international shipping standards and environmental laws and regulations, (ii) funding working capital requirements and (iii) making principal and interest payments on our debt.

Our ability to generate sufficient cash depends on many factors, some of which are outside of our control. For additional discussion regarding risks that may negatively impact our cash flows, see Item 1A. Risk Factors.

We believe that our current financial resources, together with the undrawn portion of the revolving facility available under the Global Ultraco Debt Facility and cash generated from operations, will be sufficient to meet our ongoing business needs and other obligations over the next twelve months and for the foreseeable future thereafter.

From time to time, the Company may, subject to market conditions and other factors and to the extent permitted by law, opportunistically repurchase the Convertible Bond Debt in the open market or through privately negotiated transactions. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

Summarized Balance Sheet Information

The following table presents summarized balance sheet information as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022
Cash and cash equivalents	$118,615	$187,155
Current assets (excluding cash and cash equivalents)	$70,931	$74,869
Current liabilities (excluding current portion of long-term debt)	$59,157	$79,165
Current portion of long-term debt	$153,690	$49,800
Long-term debt	$330,113	$284,682

Cash and cash equivalents was $118.6 million as of December 31, 2023, compared to $187.2 million as of December 31, 2022. The $68.5 million decrease was primarily driven by $222.9 million paid to repurchase Common Stock and $82.4 million paid to acquire three vessels and other vessel improvements, partially offset by $123.4 million of proceeds, net of debt issuance costs from the Revolving Facility, $73.1 million of proceeds, net of debt issuance costs, under the Term Facility and $56.6 million of proceeds from the sale of four vessels.

Current assets (excluding cash and cash equivalents) was $70.9 million as of December 31, 2023, compared to $74.9 million as of December 31, 2022. The $3.9 million decrease was driven by (i) a $3.1 million decrease in inventories due to lower quantities of bunkers owned and (ii) a $1.4 million decrease in accounts receivable as a result of a decline in the drybulk market.

Current liabilities (excluding current portion of long-term debt) was $59.2 million as of December 31, 2023, compared to $79.2 million as of December 31, 2022. The $20.0 million decrease was driven by (i) a $15.9 million decrease in current operating lease liabilities primarily due to lease payments made during 2023 and (ii) a $5.4 million decrease in unearned charter hire revenue as a result of a decline in the drybulk market.

Current portion of long-term debt was $153.7 million as of December 31, 2023, which was comprised of $103.9 million of Convertible Bond Debt and $49.8 million due under the Term Facility, compared to $49.8 million as of December 31, 2022, which was comprised of amounts due under the Term Facility.

Long-term debt was $330.1 million as of December 31, 2023, compared to $284.7 million as of December 31, 2022. The $45.4 million increase was primarily driven by proceeds, net of debt issuance costs, of $73.1 million under the Term Facility and $123.4 million under the Revolving Facility, partially offset by the reclassification of $103.9 million of Convertible Bond Debt to current liabilities and $49.8 million in repayments on the Term Facility.
Financing
A summary of the Company’s debt as of December 31, 2023 and December 31, 2022 is as follows:

	December 31, 2023		December 31, 2022
	Principal Amount Outstanding	Carrying Value	Principal Amount Outstanding	Carrying Value
Convertible Bond Debt (1)	$104,119	$103,890	$104,119	$103,499
Global Ultraco Debt Facility - Term Facility (2)	262,950	257,645	237,750	230,983
Global Ultraco Debt Facility - Revolving Facility (3)	125,000	122,268	—	—
	$492,069	$483,803	$341,869	$334,482
(1)$104.1 million of principal amount outstanding of Convertible Bond Debt is classified as current as of December 31, 2023.
(2)$49.8 million of principal amount outstanding under the Global Ultraco Debt Facility is classified as current as of December 31, 2023 and December 31, 2022.
(3)As of December 31, 2023 and December 31, 2022, the undrawn revolving facility under the Global Ultraco Debt Facility was $49.1 million and $100.0 million, respectively.
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

The Global Ultraco Refinancing provided for additional loan capacity of up to $175.0 million, thereby increasing the aggregate principal amount of senior secured credit facilities under the Global Ultraco Debt Facility to $485.3 million (from $310.3 million under the Original Global Ultraco Debt Facility). Additional amounts provided under the Global Ultraco Refinancing included: (i) an additional term loan of up to $75.0 million, thereby increasing the aggregate principal amount of term loans under the Global Ultraco Debt Facility to $300.3 million (the “Term Facility”) and (ii) an additional revolving credit facility in an aggregate principal amount of $100.0 million, thereby increasing the aggregate principal amount of revolving credit facilities available under the Global Ultraco Debt Facility to $185.0 million which shall be reduced beginning on September 15, 2023 and every three months thereafter, by 21 consecutive reductions of $5.445 million (the “Revolving Facility”). Proceeds from the Global Ultraco Refinancing are to be used for general corporate and working capital purposes, including, but not limited to vessel purchases, capital improvements, stock buybacks or equity repurchases, retirement of debt and other strategic initiatives.

During the year ended December 31, 2023, the Company borrowed $75.0 million under the Term Facility and $125.0 million under the Revolving Facility and repaid $49.8 million under the Term Facility.

Refer to Note 7. Debt to the consolidated financial statements included elsewhere herein for additional information on the Global Ultraco Refinancing and the Company’s other long-term debt.

Selected Cash Flow Information

The following table presents summarized cash flow information for the years ended December 31, 2023 and 2022:

	Year Ended
	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$55,937	$298,283
Net cash used in investing activities	(29,120)	(23,692)
Net cash used in financing activities	(95,381)	(171,059)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(68,564)	103,532
Cash, cash equivalents and restricted cash at beginning of year	189,754	86,222
Cash, cash equivalents and restricted cash at end of year	$121,190	$189,754

Net cash provided by operating activities for the year ended December 31, 2023 was $55.9 million, compared to $298.3 million for the year ended December 31, 2022. The decrease in net cash provided by operating activities was primarily driven by a $225.3 million decrease in net income as a result of a decline in the drybulk market.

Net cash used in investing activities for the year ended December 31, 2023 was $29.1 million, compared to $23.7 million for the year ended December 31, 2022. During the year ended December 31, 2023, the Company paid $82.4 million to purchase three vessels and other vessel improvements and paid $2.6 million for the purchase of BWTS. These uses of cash were partially offset by $56.6 million in proceeds from the sale of four vessels. During the year ended December 31, 2022, the Company paid $27.7 million to purchase one vessel and other vessel improvements, paid $7.3 million for the purchase of BWTS and paid $3.6 million as an advance on the purchase of one vessel. These uses of cash were partially offset by $14.9 million in proceeds from the sale of one vessel.

Net cash used in financing activities for the year ended December 31, 2023 was $95.4 million, compared to $171.1 million for the year ended December 31, 2022. During the year ended December 31, 2023, the Company (i) paid $222.9 million to repurchase Common Stock, inclusive of fees, (ii) repaid $49.8 million of term loan under the Global Ultraco Debt Facility, (iii) paid $16.8 million in dividends and (iv) paid $2.3 million for taxes related to net share settlement of equity awards. These uses of cash were partially offset by $123.4 million of proceeds, net of debt issuance costs, from the Revolving Facility under the Global Ultraco Debt Facility and $73.1 million of proceeds, net of debt issuance costs, from the Term Facility under the Global Ultraco Debt Facility. During the year ended December 31, 2022, the Company (i) paid $105.0 million in dividends, (ii) repaid $49.8 million of term loan under the Global Ultraco Debt Facility, (iii) paid $14.2 million to repurchase $10.0 million in aggregate principal amount of Convertible Bond Debt and (iv) paid $2.4 million for taxes related to net share settlement of equity awards.

Dividends

During 2021, the Company adopted a dividend policy which targets a minimum dividend of 30% of its net income, but not less than $0.10 per share, subject to approval from the Board.

A summary of dividends declared during the years ended December 31, 2023, 2022 and 2021 and through the date of this Annual Report on Form 10-K is as follows:

Record Date	Payment Date	Amount (per Common Share)
March 13, 2024	March 21, 2024	$0.60
November 14, 2023	November 22, 2023	$0.10
August 16, 2023	August 24, 2023	$0.58
May 17, 2023	May 25, 2023	$0.10
March 15, 2023	March 23, 2023	$0.60
November 15, 2022	November 23, 2022	$1.80
August 16, 2022	August 26, 2022	$2.20
May 16, 2022	May 25, 2022	$2.00
March 15, 2022	March 25, 2022	$2.05
November 15, 2021	November 24, 2021	$2.00

We expect to continue paying cash dividends on a quarterly basis; however, in the future, the declaration and payment of dividends, if any, will always be subject to the discretion of the Board, restrictions contained in the Company’s debt facilities and the requirements of Marshall Islands law. The timing and amount of any dividends declared will depend on, among other things, the Company’s earnings, financial condition and cash requirements and availability, the ability to obtain debt and equity financing on acceptable terms as contemplated by the Company’s growth strategy, the terms of its outstanding indebtedness and the ability of the Company’s subsidiaries to distribute funds to it. Additionally, the terms of the Merger Agreement limit the ability of the Company to declare or pay dividends prior to the completion of the Proposed Merger, other than the Company’s regular quarterly dividend with respect to our common stock (with declaration, record and payment dates and amounts consistent with past practice and in accordance with our dividend policy).

Contractual Obligations

Information about the Company's contractual obligations can be found within Note 4.  Vessels and Vessel Improvements, Note 7. Debt, and Note 12. Leases, in addition to the information presented below. We believe that funds from future operating cash flows, cash on hand and amounts available to us under the Revolving Facility will be sufficient for future operations, commitments, capital acquisitions and other strategic transactions for the next 12 months and for the foreseeable future thereafter.

Capital Expenditures

Our capital expenditures primarily relate to the purchase of vessels and capital improvements to our vessels, which are expected to enhance their revenue earning capabilities, efficiency and/or safety and to comply with relevant regulations.

During the year ended December 31, 2023, the Company acquired the following vessels:

Vessel	Type	Scrubber-Fitted	Dwt (in thousands)	Year Built	Delivery Date	Total Consideration ($ in millions)
Gibraltar Eagle	Ultramax		63.6	2015	February 2023	$24.3
Vancouver Eagle	Ultramax	✓	63.7	2020	May 2023	$30.1
Halifax Eagle	Ultramax	✓	63.7	2020	May 2023	$30.1

As described in Item 1. Business - Permits, Authorization and Regulations, our vessels are required to comply with the BWM Convention, as well as with U.S. federal laws that require the installation of BWTS. As of December 31, 2023, each of our owned vessels have BWTS installed. For the years ended December 31, 2023 and 2022, the Company incurred $2.3 million and $6.2 million of costs, respectively, related to the acquisition and installation of BWTS. The Company expects to incur $0.9 million for BWTS that are expected to be acquired and/or installed during scheduled drydockings in 2024, which includes $0.5 million of costs accrued as of December 31, 2023. We intend to fund future BWTS costs with operating cash flows.

Drydocking Expenditures

The Company incurs costs related to regularly scheduled drydockings to ensure our vessels comply with international shipping standards and relevant environmental laws and regulations. Although the Company has some flexibility regarding the timing of its drydockings, drydocking costs are relatively predictable. In accordance with statutory requirements, we expect vessels less than 15 years old are to be drydocked every five years and vessels greater than 15 years old every two and a half years. We intend to fund future drydocking costs with operating cash flows. Generally, drydocking requires us to reposition vessels from a discharge port to shipyard facilities, which will reduce our available days and operating days during that period.

During 2023, seven of our vessels completed drydock and we paid $14.4 million for drydocking costs. During 2022, eight of our vessels completed drydock and we paid $18.4 million for drydocking costs. Drydocking costs decreased $4.0 million primarily due to a decrease in the number of vessels which incurred drydocking costs year over year as well as the impact of drydocking costs accrued prior to December 31, 2021 and paid during 2022. As of December 31, 2023, no vessels were in drydock and $3.0 million of drydocking costs were accrued. The Company expects to incur $28.6 million for drydockings that are expected to occur in 2024.

The following table provides certain information about the estimated costs for anticipated vessel drydockings and improvements in the next four quarters, along with the anticipated off-hire days:

	Projected Costs(1) ($ in millions)
Quarters Ending	Off-hire Days(2)	Drydocks	Vessel Improvements
March 31, 2024	195	$2.3	$0.8
June 30, 2024	205	$7.0	$0.1
September 30, 2024	186	$5.2	$—
December 31, 2024	294	$14.0	$—
(1)We intend to fund these costs with cash from operations, cash on hand or with amounts available under the Global Ultraco Debt Facility.
(2)Actual duration of off-hire days will vary based on the age and condition of the vessel, yard schedules and other factors. Projected off-hire days includes an allowance for unforeseen events.
Convertible Bond Debt

On July 29, 2019, the Company issued $114.1 million in aggregate principal amount of 5.0% Convertible Senior Notes due 2024 (the “Convertible Bond Debt”). The outstanding Convertible Bond Debt will mature on August 1, 2024 (the “Maturity Date”), unless earlier repurchased, redeemed or converted pursuant to its terms.

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for the Reverse Stock Split and the Company’s cash dividends declared through December 31, 2023 is 31.6207 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $31.62 per share of its common stock (subject to further adjustments for future dividends).

On February 5, 2024, EB Holdings provided the Company with a Notice of Conversion pursuant to the Indenture with respect to $34.75 million in aggregate principal amount of Convertible Bond Debt. The Company elected to settle this obligation by issuing 1,098,819 shares of Common Stock on February 7, 2024, which represented 9.96% of outstanding Common Stock following such issuance.

Upon conversion of the remaining bonds, the Company will pay or deliver, as the case may be, either cash, shares of its common stock or a combination of cash and shares of its common stock, at the Company’s election, to the holder (subject to shareholder approval requirements in accordance with the Indenture).

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Other Contingencies

See Note 11.  Commitments and Contingencies to our consolidated financial statements set forth in Item 8. Financial Statements and Supplementary Data of this Form 10-K for a discussion of our contingencies related to claim litigation. The potential impact from legal proceedings on our business, liquidity, results of operations, financial position and cash flows, could change in the future.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk

The Company is exposed to market risk from changes in interest rates, which could impact our results of operations and financial condition. The Company’s objective is to manage the impact of interest rate changes on its earnings and cash flows. The Company manages the exposure to this market risk through its regular operating and financing activities and, when deemed appropriate, the use of derivative financial instruments. As of December 31, 2023, the Company has entered into, and in the future may enter into additional, interest rate swap agreements to manage net exposure to interest rate changes related to its borrowings and to lower its overall borrowing costs. See Note 8.  Derivative Instruments to the consolidated financial statements included herein for additional information.

The Company is exposed to market risk from changes in the Secured Overnight Financing Rate (“SOFR”) on term loan debt outstanding under the Global Ultraco Debt Facility (the Term Facility, as defined in Note 7. Debt to the consolidated financial statements included herein.) As of December 31, 2023, the Company had $263.0 million in aggregate principal outstanding under the Term Facility, which carried an interest rate equal to the sum of (i) Term SOFR (as defined in the Global Ultraco Debt Facility), (ii) a credit adjustment spread of 26.161 basis points per annum and (iii) a margin of 2.35%. In addition, as of December 31, 2023, the Company had a series of interest rate swap agreements with a total notional amount outstanding of $263.0 million under which the Company paid, on a weighted average basis, a fixed rate of 1.74%, and received three-month Term SOFR. As of December 31, 2023, the outstanding interest rate swap agreements effectively managed the interest rate risk associated with the term loan debt outstanding under the Global Ultraco Debt Facility.

The Company is also exposed to market risk from changes in SOFR on amounts borrowed under revolving credit facilities under the Global Ultraco Debt Facility (the Revolving Facility, as defined in Note 7. Debt to the consolidated financial statements included herein.) As of December 31, 2023, the Company has $125.0 million in aggregate principal outstanding under the Revolving Facility. As of December 31, 2023, borrowings under the Revolving Facility carried an interest rate equal to the sum of (i) Term SOFR (as defined in the Global Ultraco Debt Facility), (ii) a credit adjustment spread of 26.161 basis points per annum and (iii) a margin of 2.35%. Under a hypothetical scenario in which the Revolving Facility is fully drawn at $174.1 million throughout the year ended December 31, 2023, a 1% increase in three-month Term SOFR would have resulted in an increase in interest expense of $1.7 million for the year ended December 31, 2023.

Derivative Financial Instruments

The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. As of December 31, 2023, the Company had outstanding interest rate swaps with a total notional amount outstanding of $263.0 million that were designated and qualified as cash flow hedges. See Note 8.  Derivative Instruments to the consolidated financial statements included herein for additional information.

The Company uses forward freight agreements (“FFAs”), bunker swaps and EU Emission Allowance (“EUA”) futures to manage its exposure to changes in charter hire rates, market bunker prices and market EUA prices, respectively. Generally, the Company enters into FFAs with the objective of effectively fixing charter hire rates for future charter transactions, bunker swaps with the objective of effectively fixing forecasted bunker transactions and EUA futures with the objective of fixing forecasted EUA obligations under the EU Emissions Trading System. The Company utilizes these derivative instruments to economically hedge these risks and does not designate them as hedging instruments. Therefore, any unrealized or realized gains or losses on FFAs, bunker swaps and EUA futures are recognized in earnings. See Note 8.  Derivative Instruments to the consolidated financial statements included herein for additional information.

Foreign Currency and Exchange Rate Risk

The shipping industry in which the Company operates substantially transacts using the U.S. dollar. The Company generates all of its revenues and incurs the majority of its operating expenses in U.S. dollars and the Company’s current exposure to currency fluctuations is not material. However, we do incur some of our voyage expenses and vessel operating expenses in non-U.S. dollar currencies (e.g., the cost of EUAs). The amount and frequency of these expenses may fluctuate from period to period. Depreciation in the value of the U.S. dollar relative to other currencies will increase the U.S. dollar cost to us of paying such expenses. We are not aware of any material events or uncertainties nor are there any known trends, demands or commitments that would indicate an increase in business conducted in non-U.S. dollar currencies. If an increase in business conducted in non-U.S. dollar currencies were to occur, we may seek to hedge against any related foreign currency or exchange rate risk.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The information required by this item is contained in the financial statements set forth in Item 15(a) under the caption “Consolidated Financial Statements” as part of this Annual Report on Form 10-K.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and our Chief Financial Officer, has conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act as of the end of the period covered by this Annual Report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2023. The Company’s disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on management’s assessment and those criteria, management has concluded that the Company maintained effective internal control over financial reporting as of December 31, 2023.

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

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in Part IV. Item 15. Exhibits, Financial Statement Schedules under the heading, “Report of Independent Registered Public Accounting Firm.”

Changes in Internal Control Over Financial Reporting

In addition, we evaluated our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act and there have been no changes in our internal control over financial reporting that occurred during the fourth quarter of 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Our Board of Directors

As of the date of this Annual Report, the Board is comprised of the following six members:

Paul M. Leand, Jr., age 57, is the Chairman of the Board, for which he has served as a Director since November 2014. Mr. Leand is the Chief Executive Officer of AMA Capital Partners LLC, a merchant banking partnership exclusively focused on the transportation, energy and offshore industries. Mr. Leand has extensive experience with high yield issuer restructurings and M&A transactions within the transportation, energy and offshore industries. Mr. Leand previously served as a director of Golar LNG Partners LP, Lloyd Fonds AG, North Atlantic Drilling, Seadrill Ltd. and Ship Finance International Ltd. Mr. Leand holds a BS/BA from Boston University’s School of Management.

A. Kate Blankenship, age 59, has served as a Director of the Company since January 2023. Ms. Blankenship was the Chief Accounting Officer and Company Secretary of Frontline Ltd., (NYSE: FRO), one of the largest crude oil tanker owners in the world. Ms. Blankenship currently serves as a director of 2020 Bulkers Ltd. (Oslo Euronext), a director and audit committee member of International Seaways, Inc. (NYSE: INSW) and a director and chair of the audit committee of Borr Drilling Limited (NYSE: BORR). Ms. Blankenship previously served as director and audit committee member of numerous other companies including North Atlantic Drilling Ltd., Archer Limited, Golden Ocean Group Limited, Frontline Ltd., Avance Gas Holding Ltd, Ship Finance International Limited, Golar LNG Limited, Golar LNG Partners LP, Seadrill Limited and Seadrill Partners LLC. Ms. Blankenship is a member of the Institute of Chartered Accountants in England and Wales and graduated from the University of Birmingham with a Bachelor of Commerce in 1986.

Justin A. Knowles, age 55, has served as a Director of the Company since November 2014 and chairs our Audit Committee. Mr. Knowles founded and operates Dean Marine Advisers Ltd., a United Kingdom-based shipping finance consultancy that provides strategic advice on shipping projects and investments to financial institutions and ship owners. Mr. Knowles previously spent 13 years in a variety of senior roles within the Bank of Scotland’s shipping team, in both loan origination and debt restructure/work-out units, working with a wide variety of public and private shipping companies. Mr. Knowles graduated from the University of Edinburgh in 1990 with a M.A. Hons in Accounting and Economics before joining Ernst & Young, where he trained and qualified as a Chartered Accountant. Mr. Knowles is a member of the Institute of Chartered Accountants of Scotland.

Bart Veldhuizen, age 57, has served as a Director of the Company since November 2014. Mr. Veldhuizen founded and operates Aquarius Maritime Capital Ltd, an advisory firm specializing in shipping investments in both the credit and hard asset classes. Mr. Veldhuizen was on the Board of Managing Directors of DVB Bank SE where he was responsible for the bank’s shipping and offshore franchises, was the Managing Director and Head of Shipping of Lloyds Banking Group plc where he managed the combined Lloyds Bank and Bank of Scotland’s shipping loan and lease portfolio and previously worked at NIBC Bank, a Dutch-based merchant bank, Smit International, a publicly listed maritime service provider, DVB Bank SE as a shipping banker and Van Ommeren Shipping, a publicly listed shipping and storage company. Mr. Veldhuizen previously served as a director of Seadrill Partners LLC, Golar LNG Partners LP, and Diamond S Shipping Inc. Mr. Veldhuizen holds a degree in Business Economics from the Erasmus University in Rotterdam, the Netherlands.

Gary Vogel, age 58, has served as Chief Executive Officer and Director of the Company since September 2015. Prior to joining our Company, Mr. Vogel was chief executive officer, partner and director of Clipper Group Ltd., a Copenhagen-based ship-owning and operating company, chief executive officer of Clipper Bulk, a division of Clipper Group Ltd. and president of Van Ommeren Bulk Shipping (USA), Inc. Mr. Vogel currently serves as a director of SFL Corporation Ltd (NYSE: SFL). Mr. Vogel graduated from the U.S. Merchant Marine Academy with a Bachelor of Science in Marine Transportation as well as with a U.S. Coast Guard Unlimited Tonnage 3rd Officers License and previously served as an officer in the U.S. Naval Reserve. Mr. Vogel currently serves on the Lloyd’s Register North America Advisory Committee. Mr. Vogel was also a former board member of the American Institute for International Steel.

Gary Weston, age 67, has served as a Director of the Company since November 2014 and chairs our Nominating and ESG Committee. Mr. Weston also chaired our Compensation Committee from 2017 to 2021. Mr. Weston was previously the Executive Chairman and Chief Executive Officer of C Transport Maritime S.A.M., a provider of commercial, operational, technical and logistical management of drybulk vessels. Mr. Weston was also a director and Chief Executive Officer of various affiliated companies controlled by the Ceres Group of Companies, including CBC Holdings Ltd., DryLog Ltd., Carras Ltd. and Tara Ltd. Prior to that, Mr. Weston was the Executive Chairman of H. Clarkson & Co. Ltd. and Chief Executive Officer of Clarksons PLC, the world’s largest shipbroker and a leading provider of integrated shipping services. Mr. Weston currently serves as a non-executive director and member of the Audit, Compensation and Finance Committees of Wah Kwong Transport Holdings Limited, a privately-owned shipping company and previously served as a non-executive director and a member of the Audit, Regulatory and Risk Committee of the United Kingdom Freight Demurrage and Defence Association Limited, a leading provider of legal defense services in the shipping industry. Mr. Weston is a member of the Chartered Institute of Logistics and Transport. He received a B.Sc. in Maritime Studies from the University of Wales, in Cardiff.

Each Director serves until the next Annual Meeting of Shareholders or until their office shall otherwise be vacated pursuant to our By-laws.

There is no family relationship between any Director or Executive Officer of the Company.

Executive Officers

Executive officers are elected by and serve at the discretion of the Board and shall be a President (or Chief Executive Officer), a Secretary and a Treasurer (or Chief Financial Officer). The Company’s executive officers are as follows:

Gary Vogel, age 58, has served as Chief Executive Officer and Director of the Company since September 2015. For more information regarding the business experience of Mr. Vogel, see “Our Board of Directors” above.

Constantine (Costa) Tsoutsoplides, age 47, has served as Chief Financial Officer of the Company since April 2023. He previously served as the Company’s Chief Strategy Officer from November 2021 to March 2023 and before this, held various positions of increasing responsibility within the corporate finance and strategy groups since joining the Company in 2010. Mr. Tsoutsoplides previously served as Treasurer of Delphin Shipping LLC, a private equity-backed (Kelso & Co.) investment company focused on the maritime industry. And prior to this, he spent a total of eight years at Citigroup as a Vice President in Foreign Exchange Corporate Sales, and earlier, as an Associate in High Yield Bond Sales. Mr. Tsoutsoplides brings over 25 years of experience in shipping, corporate strategy and restructuring, investing/M&A, finance, banking, capital markets, and investor relations. Mr. Tsoutsoplides holds an M.B.A. in Finance from New York University’s Stern School of Business, a B.A. in Economics from Boston University and is a CFA charterholder.

Mr. Tsoutsoplides was not an executive officer of the Company during 2021 or 2022.

Frank De Costanzo, age 61, served as Chief Financial Officer and Secretary of the Company from September 2016 to March 2023. Mr. De Costanzo served as an advisor to the Board from April 2023 until June 2023, at which point, Mr. De Costanzo separated from the Company. Mr. De Costanzo brought more than 37 years of banking, finance, public company and related leadership experience, with a focus on commodity and related markets. Prior to joining the Company, Mr. De Costanzo served as Senior Vice President and Chief Financial Officer of the Catalyst Paper Corporation, one of North America’s largest pulp and paper companies. Mr. De Costanzo also served as Vice President and Global Treasurer at Kinross Gold Corporation, one of the world’s largest precious metals mining companies, from September 2010 to June 2015. Earlier in his career, he served in positions of increasing responsibility at Pitney Bowes Inc., including Assistant Treasurer, Director of Internal Audit and Finance Director, International, for Pitney Bowes Software. He also worked at The Dai-Ichi Kangyo Bank (now part of the Mizuho Financial Group) and the Union Bank of Switzerland. Mr. De Costanzo earned a B.S. in Finance from Providence College and an Executive MBA from the University of Connecticut.

There is no family relationship between any Director or Executive Officer of the Company.

Code of Ethics

The Company’s Code of Ethics, which applies to each of our Directors, executive officers and employees, is available on our website at ir.eagleships.com/governance and copies are available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. The Company intends to satisfy any disclosure requirements regarding any amendment to, or waiver from, a provision of this Code of Ethics by posting such information on the Company’s website within four business days after such amendment or waiver.

Audit Committee

The Board has a standing Audit Committee (the “Audit Committee”). The Audit Committee is comprised of Justin A. Knowles (Chair), Bart Veldhuizen and Gary Weston, each of whom qualifies as independent under the applicable NYSE listing rules and SEC rules. The Board has determined that each of Justin A. Knowles and Bart Veldhuizen is an audit committee “financial expert” as such term is defined in applicable SEC rules, and has financial management expertise in satisfaction of Rule 303A.07 of the NYSE Listed Company Manual.

The current charter of the Audit Committee is posted on our website at ir.eagleships.com/governance and is available in print upon request to Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902. As directed by its written charter, the Audit Committee is responsible for, among other duties, the following:
•Appointing and overseeing the work of, and relationship with, the independent auditors, including reviewing their formal written statement describing the Company’s internal quality-control procedures and any material issues raised by the internal quality-control review or peer review of the Company or any inquiry or investigation by governmental or professional authorities and their formal written statement regarding auditor independence;
•Reviewing and discussing with management and the independent auditors:
▪The Company’s annual audited financial statements and quarterly financial statements;
▪Significant financial reporting issues and judgments made in connection with the preparation and audit of the Company’s financial statements; and
▪The Company’s relationships and transactions with related parties, including the Company’s policies, controls, procedures and practices regarding the identification of, accounting for, and disclosure of its relationships and transactions with related parties;
•Preparing annually a report to be included in the Company’s definitive proxy statement;
•Providing oversight of the Company’s accounting and financial reporting principles, policies, controls, procedures and practices; and
•Reviewing and discussing with management, at least quarterly, the Company’s major risk exposures, including risks related to information systems, information security, data privacy and cybersecurity, the Company’s risk assessment and risk management programs and management’s procedures and practices to monitor and control such exposures.
ITEM 11. EXECUTIVE COMPENSATION
Compensation Discussion and Analysis

Primary Objectives of Our Executive Compensation Program

We believe that the leadership and proven talents of our executive team are essential for our continued success and sustained financial performance. The primary objectives of our Executive Compensation Program are to attract and retain highly qualified personnel for positions of substantial responsibility, and to provide incentives for such persons to perform to the best of their abilities, achieve our strategic objectives, enable the Company to compete effectively in the seaborne transportation industry and to promote the success of our business. Therefore, our compensation program is designed to attract, motivate and retain executives who possess the talent, leadership and commitment needed to operate our business, create and implement new opportunities, anticipate and effectively respond to new challenges, make and execute difficult decisions and to align executive compensation with Company performance and long-term shareholder value creation.

Key Policies and Practices Related to Our Executive Compensation Program

In order to align our Executive Compensation Program with the interests of shareholders and to maintain good corporate governance a summary of key policies and practices related to our Executive Compensation Program is as follows:

•The Compensation Committee of the Board (the “Compensation Committee”), which is composed entirely of independent directors, is responsible for reviewing and approving corporate goals and objectives relevant to the compensation of the Company’s Chief Executive Officer and evaluating the performance of and approving the compensation of the Company’s executive officers;
•The Compensation Committee directly retains an independent compensation consultant, ClearBridge Compensation Group LLC (“ClearBridge”) to provide guidance and support to the Compensation Committee in executing its responsibilities;
•The Compensation Committee reviews our Executive Compensation Program annually to ensure it does not encourage unnecessary or excessive risk-taking;
•Cash incentive awards are provided under a plan with both quantitative and qualitative performance criteria without guaranteed minimum payouts;
•In recent years, our equity-based incentive awards:
▪have ratable vesting schedules which span multiple years; and
▪are limited to a total number of share or share equivalents authorized under our equity plan, which requires shareholder approval to increase plan capacity;
•Dividends and dividend equivalents on unvested performance awards are subject to the same performance goals as the underlying award and will not be paid until such awards have vested and become earned;
•Employment agreements with executive officers contain clawback provisions for compensation subject to recovery under any law, government regulation or stock exchange listing requirement, and we maintain a clawback policy providing for the recovery of incentive-based compensation in the event of a financial restatement, as required by NYSE listing standards;
•Employment agreements with our executive officers do not contain any excise tax gross-ups;
•Executive officers are prohibited from engaging in short sales or hedging transactions with regard to equity awards or shares of the Company’s common stock;
•Executive officers are prohibited from pledging equity awards or shares of the Company’s common stock as collateral for a loan;
•Our equity plan prohibits share recycling for any equity awards tendered or withheld to satisfy either the grant or exercise price or participant’s tax withholding obligations in respect of such award; and
•Our equity plan prohibits any repricing, adjusting or amending the exercise price of any previously awarded option or stock appreciation right without the approval of our shareholders.

Risk Assessment of Compensation Policies and Practices

The Compensation Committee reviews the findings of a compensation program risk assessment performed by the independent compensation consultant. The risk assessment is performed periodically, at the direction of the Compensation Committee, when changes are made to the policies and practices of the Executive Compensation Program as well as when changes are made to the design of awards underlying the Executive Compensation Program. The risk assessment evaluates the Company’s compensation programs, policies and practices and identifies areas of risk that could encourage inappropriate risk-taking. In 2024, the Compensation Committee reviewed the findings of a risk assessment that was performed on the Executive Compensation Program for 2023 and certified their conclusion that the Company’s compensation programs do not encourage inappropriate risk-taking.

Determination of Executive Compensation Under Our Executive Compensation Program

Annually, the Compensation Committee evaluates the performance of each of the Company’s Named Executive Officers, or NEOs (as defined below) and approves changes to NEO compensation, as appropriate.

In addition, on an annual basis, the Compensation Committee evaluates the Executive Compensation Program and reviews, administers and designs the Executive Compensation Program for the following fiscal year. This evaluation (i) incorporates the corporate goals and objectives established by the Board, (ii) considers whether any changes to the relative mix of elements within an NEO’s compensation package is warranted, (iii) considers whether any changes to the design of elements within the Executive Compensation Program are warranted and (iv) considers the market competitiveness of the Company’s Executive Compensation Program as compared to other similar companies within our industry.

The Compensation Committee believes that it is important to use a peer group to assess the external market context to ensure our Executive Compensation Program is competitive and continues to attract, retain and motivate key talent. The peer group is one of many factors used to inform the Compensation Committee’s decisions related to compensation levels and program design. The peer group includes companies in seaborne transportation industries with similar size as the Company (based on revenue, with secondary focus on market capitalization) and public disclosure of compensation levels and practices. Consistent with its past practice and overall compensation philosophy, the Compensation Committee uses publicly-reported NEO compensation data from companies in the peer group as a reference point in assessing the compensation levels of the Company’s NEOs and does not target a benchmark level of compensation relative to the peer group. The size of the peer group is limited due to the lack of companies that fulfill these industry, size and disclosure criteria. For 2023, Diamond S. Shipping Inc. was removed from the peer group (due to its acquisition by International Seaways, Inc.), and the peer group consisted of the following companies:

•Dorian LPG Ltd.
•Genco Shipping & Trading Limited
•International Seaways, Inc.
•Pacific Basin Shipping Limited
Named Executive Officers

For purposes of describing and discussing material information related to our Executive Compensation Program, including Summary Compensation Information and other compensation-related information required to be disclosed under SEC rules, the following individuals were our named executive officers for 2023 (each a “Named Executive Officer” or “NEO” and collectively, the “Named Executive Officers” or “NEOs”):

1.Gary Vogel, Director and Chief Executive Officer
2.Constantine Tsoutsoplides, Chief Financial Officer
3.Frank De Costanzo, Former Chief Financial Officer
Mr. Vogel is an NEO based on his position as the Company’s Chief Executive Officer. Mr. Tsoutsoplides is an NEO by reason of being the Company’s Chief Financial Officer and only other executive officer from April 1, 2023 through December 31, 2023. Mr. De Costanzo is an NEO by reason of having served as the Company’s Chief Financial Officer and only other executive officer from January 1, 2023 through March 31, 2023.

Elements of Our Executive Compensation Program

The Compensation Committee believes it is critical to align executives’ compensation with Company performance and long-term shareholder value creation. The following table summarizes the elements of the Company’s 2023 executive compensation program.

Element	Description	Fixed vs. At-Risk
Base Salary	Provides competitive compensation to attract and retain executive talent and includes a fixed level of cash compensation primarily determined based on the NEO’s role, experience and job performance.	Fixed
Annual Incentive Plan (“AIP”)	Provides the NEO with the opportunity to earn a cash bonus in order to incentivize and reward the relative satisfaction of certain pre-established financial/strategic goals as well as a qualitative assessment of individual performance.	At-Risk
Long-Term Equity Incentives (“LTI”)	Provides the NEO a mix of time-vested and performance-vested equity-based awards to align interests between executives and shareholders by increasing executive stock ownership levels and linking realizable pay to stock price performance.	At-Risk
Other Benefits	Provides the NEO with other customary employee benefits, including traditional and supplemental health benefits as well as retirement benefits.	n/a

For fiscal year 2023, 75% and 64% of Mr. Vogel’s and Mr. Tsoutsoplides’s target total direct compensation, respectively, was “at-risk”.

Additional information and commentary on each element of the Company’s 2023 executive compensation program is provided below.

Base Salary

Base salary is intended to compensate the NEO for day-to-day services performed. Mr. Vogel’s salary rate for fiscal year 2023 was $695,000. Upon his promotion to Chief Financial Officer, Mr. Tsoutsoplides’s annual salary rate was set at $375,000.

Annual Incentive Plan

The Company’s AIP is an annual cash incentive program adopted by the Compensation Committee at the beginning of each fiscal year. Consistent with the Executive Compensation Program’s objective of aligning executive compensation with Company performance and shareholder value creation, the AIP is intended to align each NEO’s compensation with the Company’s key financial and strategic initiatives for the fiscal year as well as financial, operational and strategic performance measures that are critical for generating sustainable shareholder value. The AIP is an element of variable incentive compensation under our Executive Compensation Program.

The following table presents the performance measures selected by the Compensation Committee under the 2023 AIP, a description of and the payout opportunity associated with each performance measure as well as the relative weighting of each performance measure among our NEOs.

Element	Description	Payout Opportunity	Range of Weighting
Commercial Performance	Measure of time charter equivalent performance, on a per-ship-per-day basis, as compared to an industry-specific index.	0% to 200%	25% to 40%
Cost Control	Measure of relative control of technical and general and administrative costs categories against a performance peer group.	0% to 150%	10%
Fleet Safety Rating	Measure of relative fleet safety rating against a performance peer group.	0% to 150%	5%
Governance/Enterprise Risk Management	Measure of risk management performance throughout the fiscal year, awarded at the discretion of the Compensation Committee (in conjunction with the Nominating and Environmental, Social and Governance Committee of the Board).	0% to 150%	10%
Financial Reporting	Measure of financial reporting quality throughout the fiscal year, awarded at the discretion of the Compensation Committee (in conjunction with the Audit Committee).	0% to 150%	5% to 20%
Strategic Capital Allocation	Measure of capital allocation quality throughout the fiscal year, awarded at the discretion of the Compensation Committee.	0% to 150%	15%
Individual Performance	Measure of individual performance against goals and objectives determined at the beginning of the fiscal year, awarded at the discretion of the Compensation Committee.	0% to 150%	15%

Relative cost-control and relative fleet safety rating metrics are based on the Company’s performance versus the following competitors: Diana Shipping Inc., Genco Shipping & Trading Limited, Golden Ocean Group Limited, Pacific Basin Shipping Limited, Pangaea Logistics Solutions, Ltd., Safe Bulkers, Inc. and Star Bulk Carriers Corp.

For 2023, Mr. Vogel’s target opportunity under the AIP was equal to 125% of his base salary and Mr. Tsoutsoplides’s target opportunity under the AIP was equal to 50% of his base salary. Mr. De Costanzo did not participate in the AIP for 2023.

For 2023, the Compensation Committee evaluated the performance of Mr. Vogel under the AIP and certified Mr. Vogel’s relative satisfaction of each of the goals related to the performance measures under the AIP. For 2023, based on the Company’s performance versus the financial/strategic goals as described above, Mr. Vogel’s and Mr. Tsoutsoplides’s specific weightings for each metric, as well as the Compensation Committee’s assessment of individual performance, the Compensation Committee awarded a cash bonus of $1,035,000 to Mr. Vogel (119% of target) and a cash bonus of $233,000 to Mr. Tsoutsoplides (124% of target).

For 2023, and in connection with the New Tsoutsoplides Employment Agreement (as described below), Mr. Tsoutsoplides’s cash bonus under the AIP was paid in December 2023 in lieu of being paid in 2024.

Long-Term Equity Incentives

The Company maintains the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, (as amended, the “2016 Plan”), under which the NEOs and other key employees are periodically granted LTI awards. The Compensation Committee believes that the effective use of long-term, stock-based incentive compensation has been integral to the Company’s success and is vital to its ability to achieve strong performance in the future and, therefore, delivers a portion of each NEO’s incentive compensation in the form of LTI awards. LTI awards are intended to align the interests of our NEOs with those of our shareholders, enhance the personal stake of NEOs in the growth and success of the Company, provide an incentive for the NEOs’ continued service at the Company, and provide an opportunity for NEOs to increase their stock ownership levels.

For 2023, the NEOs were granted LTI awards of restricted stock units (“RSUs”). Mr. Vogel’s 2023 LTI target value was equal to 175% of his base salary (as provided under the Vogel Employment Agreement) and Mr. Tsoutsoplides’s 2023 LTI target value was equal to 125% of his base salary. Mr. De Costanzo received no LTI awards for 2023. Except for Mr. Vogel, each NEO’s LTI target value is set considering individual and Company performance, market data and the Company’s compensation philosophy to attract, retain and incentivize top executive talent. Therefore, LTI award target values may vary among the NEOs and can vary from year to year (subject to their respective employment agreements). 40% of each NEO’s LTI target value is delivered in the form of time-vested RSUs (“Time-Vested RSUs”) and 60% of each NEO’s LTI target value is delivered in the form of performance-vested RSUs (“PSUs”). The number of Time-Vested RSUs or PSUs that vest on the applicable vesting date are settled in shares of the Company’s Common Stock. The Compensation Committee believes this mix of RSUs provides performance incentives that are aligned with shareholder interests and retention incentives for our NEOs.

Awards of Time-Vested RSUs and PSUs entitle the holder to dividend equivalents upon the payment by the Company of ordinary dividends on shares of the Company’s Common Stock equal to the amount of such dividend paid per share of the Company’s Common Stock multiplied by the number of Time-Vested RSUs or PSUs that have not vested or been forfeited as of the date of such payment, which have the effect of exposing the holder to all of the changes in fair value of the Company’s Common Stock during the applicable vesting period. Dividend equivalent payments on Time-Vested RSUs and PSUs are paid in cash on the applicable vesting date. If Time-Vested RSUs or PSUs are forfeited, any dividend equivalent payments in respect of such forfeited Time-Vested RSUs or PSUs are also forfeited.

Under the 2016 Plan, LTI awards are generally subject to continued employment through the applicable vesting date, with certain exceptions for qualifying terminations. If the NEO’s employment is terminated by the Company for cause, all options and stock appreciation rights, whether vested or unvested, and any other unvested LTI awards will be forfeited. Refer to the section entitled “Potential Payments Upon Termination or Change In Control” below for further information on the treatment of LTI awards upon termination of employment of an NEO or a change in control.

Time-Vested RSUs

Time-Vested RSUs generally vest in three substantially equal installments on January 2nd of each of the three calendar years following the date of grant, subject generally to the NEO’s continued employment through each applicable vesting date and the other terms and conditions of the award agreement. In addition to retention value, the Time-Vested RSUs incentivize the NEOs to enhance shareholder value since the value of the Time-Vested RSUs is tied directly to the market value of the Company’s Common Stock.

PSUs

For 2023, approximately two-thirds of the NEOs’ PSUs vest based on the achievement of the Company’s basic earnings per share as reported in the Company’s audited financial statements for fiscal year 2023, but excluding the impact of shares that may be issued upon conversion of the Company’s outstanding convertible bonds (the “EPS PSUs”) and approximately one-third of the NEOs’ PSUs vest based on the Company’s relative total shareholder return as compared to the total shareholder return of a peer group for the period commencing on January 1, 2023 and ending on December 31, 2023 (the “TSR PSUs”). PSUs generally vest in three substantially equal installments with the first installment vesting on certification of performance by the Compensation Committee and the second and third installments vesting on January 2nd of each of the two calendar years that follow the date of certification, subject generally to the NEO’s continued employment through each applicable vesting date.

EPS PSUs

For 2023, the number of EPS PSUs that were eligible to vest ranged from 0% to 200% of the target number of EPS PSUs granted (with a target payout of 100% of the number of EPS PSUs granted) based on the table set forth below, subject to straight-line interpolation between the percentages set forth below for threshold, target and maximum. None of the EPS PSUs were eligible to vest if the Company did not achieve threshold performance. The target payout (i.e., 100% of the number of EPS PSUs granted) was set equal to the Company’s budgeted basic earnings per share for 2023, as approved by the Board.

EPS Performance Level	EPS Performance	Payout %
Maximum	$12.77 or greater	200%
Target	$3.54	100%
Threshold	$(5.31)	0%

The Compensation Committee, in its capacity as administrator of the 2016 Plan, determined that the basic earnings per share of the Company for 2023, as adjusted to exclude: (i) the impact of shares of common stock repurchased during 2023 and (ii) the impact of costs associated with the Proposed Merger for the fiscal year ended December 31, 2023 was equal to $2.72, which corresponded to an interpolated payout percentage of 90.7% of target. The Compensation Committee certified this performance on February 24, 2024.

TSR PSUs

For 2023, total shareholder return (as defined within the related award agreements) was defined as the appreciation/(depreciation) between the per share beginning price (determined using the 20-trading-day average for the averaging period of 20 trading days beginning on January 1, 2023) and ending price (determined using the 20-trading-day average for the averaging period of 20 trading days ending on December 31, 2023) of the Company’s and of a Competitor’s (as defined below), as applicable, common stock for the period commencing on January 1, 2023 and ending on December 31, 2023 on an applicable securities exchange or interdealer quotation system, plus dividends paid during the performance period (“TSR”). The number of TSR PSUs that were eligible to vest ranged from 0% to 200% of the number of TSR PSUs granted (with a target payout of 100% of the number of TSR PSUs granted) based on the table set forth below, subject to straight-line interpolation between the percentages set forth below for target and maximum. The performance peer group for purposes of the TSR PSUs included the following competitors: Diana Shipping Inc., Genco Shipping & Trading Limited, Golden Ocean Group Limited, Pacific Basin Shipping Limited, Pangaea Logistics Solutions, Ltd., Safe Bulkers, Inc. and Star Bulk Carriers Corp. (each a “Competitor” and, collectively, the “Performance Peer Group”). None of the TSR PSUs were eligible to vest if the Company did not achieve threshold performance. Further, the number of TSR PSUs eligible to vest was capped at the target number of TSR PSUs granted if the Company’s absolute total shareholder return over the performance period was negative.

The NEOs’ award agreements provide that for any TSR PSUs that become vested, each share of the Company’s Common Stock issued on settlement of such TSR PSUs generally shall be subject to a mandatory holding period of one year starting on the applicable vesting date. This additional one-year holding period increases stock ownership levels for our NEOs and further aligns their interests with those of our shareholders. However, pursuant to the Pre-Signing Omnibus Amendment and Pre-Signing Amendment (as each are described below), the mandatory holding period attributable to shares of common stock issued in respect of the TSR PSUs would be removed upon the occurrence of a change in control.

EPS Performance Level	Payout %
1st vs. Performance Peer Group (Maximum)	200%
2nd vs. Performance Peer Group	167%
3rd vs. Performance Peer Group	133%
4th vs. Performance Peer Group (Target)	100%
5th vs. Performance Peer Group	67%
6th vs. Performance Peer Group	33%
7th vs. Performance Peer Group (Threshold)	0%

As of the date of this Annual Report, the Compensation Committee has not yet certified the performance of any TSR PSUs granted during 2023. However, pursuant to the Post-Signing Omnibus Amendment and Post-Signing Amendment (as each are described below), the performance component of the TSR PSUs granted in 2023 will vest at the target level of performance upon the consummation of the Proposed Merger.

Other Broad-Based Benefits

We provide all qualifying full-time employees, including our NEOs, with the opportunity to participate in our tax-qualified 401(k) savings plan. This plan allows employees to defer receipt of earned salary, up to tax law limits, on a tax-advantaged basis. Accounts may be invested in a wide range of mutual funds. We provide a 100% match for the first 6% of salary, subject to limits set by the Internal Revenue Service.

We also provide all qualifying full-time employees, including our NEOs, with the opportunity to participate in our health and welfare benefit plans (e.g., medical, dental, vision, disability and life insurance). NEOs are also eligible to receive supplemental health benefit coverage which provides the NEOs with additional Company-paid medical, dental and vision coverage that could be applied when their primary medical, dental or vision coverage has exceeded its coverage limit or does not provide coverage.

2023 Summary Compensation Table

The following Summary Compensation Table sets forth the compensation of our NEOs for the fiscal years ended December 31, 2023, 2022 and 2021.

Name and Principal Position	Year	Salary (1) ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)	Stock Awards (2) ($)		All Other Compensation ($)		Total ($)
Gary Vogel Chief Executive Officer	2023	695,000	—	1,035,000	1,082,475	(3)	37,064	(4)	2,849,539
	2022	695,000	—	1,191,000	5,082,872	(5)	35,564		7,004,436	(6)
	2021	678,410	1,085,000	—	2,146,013	(7)	34,424		3,943,847
Constantine Tsoutsoplides Chief Financial Officer	2023	362,500	—	233,000	617,929	(8)	327,835	(9)	1,541,264
Frank De Costanzo Former Chief Financial Officer	2023	184,250	—	—	—		506,894	(10)	691,144
	2022	425,000	—	307,000	690,723		35,564		1,458,287
	2021	425,000	300,000	—	1,051,594	(7)	34,424		1,811,018
(1)Base salary amounts shown above represented actual salary earned during the year, reported as gross earnings (i.e., gross amounts before taxes and applicable payroll deductions).
(2)The grant date fair value for Time-Vested RSU awards and restricted stock awards is estimated in accordance with FASB ASC 718 (“ASC 718”) based on the closing price of the Company’s Common Stock on the date of grant. The grant date fair value for EPS PSUs and awards of restricted shares that vest based on the achievement of earnings per share (“EPS Restricted Shares”) is estimated in accordance with ASC 718 based on the number of PSUs or restricted shares, as applicable, equivalent to the probable outcome of the performance condition as of the date of grant multiplied by the closing price of the Company’s Common Stock on the date of grant. The grant date fair value for TSR PSUs and awards of restricted shares that vest based on the achievement of total shareholder return (“TSR Restricted Shares” and, together with EPS Restricted Shares, “Performance-Vested Restricted Shares”) is estimated in accordance with ASC 718 using a Monte Carlo model for each award on the date of grant, determined under ASC 718. The grant date fair value for each award may differ based on the applicable data, assumptions and estimates used. See footnote (1) to the table entitled “Grants of Plan-Based Awards for the Fiscal Year End 2023” for additional information and see Note 15. Stock Incentive Plans to the consolidated financial statements included elsewhere herein for further information on the valuation of these awards.
(3)Includes an LTI award of 8,490 EPS PSUs, which are subject to a performance condition, with a grant date fair value of $456,507. The maximum number of EPS PSUs that are eligible to vest subject to this award equal 200% of the target number of EPS PSUs granted, which would have a grant date fair value of $913,015.
(4)This amount represents: (i) the Company’s matching contributions to Mr. Vogel’s account under the Company’s 401(k) plan in the amount of $19,800 and (ii) supplemental health insurance premiums paid by the Company in the amount of $17,264.
(5)In fiscal year 2022, the grant date fair value of annual LTI awards granted to Mr. Vogel was $1,581,210 and the grant date fair value of the one-time, 42-month cliff-vesting LTI award that vests in 2026 was $3,501,662.
(6)In fiscal year 2022, the total compensation of Mr. Vogel, excluding the grant date fair value of the one-time, 42-month, cliff-vesting LTI award that vests in 2026, was $3,502,774 and the grant date fair value of the one-time, 42-month, cliff-vesting LTI award that vests in 2026 was $3,501,662.
(7)In fiscal year 2021, the LTI Program transitioned from granting awards in a given year that are intended to cover performance in the prior year (i.e., February 2021 award was granted to cover 2020 compensation and performance) to granting awards in a given year to cover performance in that same year (i.e., September 2021 awards were granted to cover 2021 compensation). As a result, 2021 stock awards compensation in the Summary Compensation Table reflects two years’ worth of LTI Program awards. Stock award compensation granted in 2021 that intended to cover 2021 compensation and performance totaled $1,584,083 for Mr. Vogel and $756,758 for Mr. De Costanzo.
(8)Includes an LTI award of 3,272 EPS PSUs, which are subject to a performance condition, with a grant date fair value of $148,876. The maximum number of EPS PSUs that are eligible to vest subject to this award equal 200% of the target number of EPS PSUs granted, which would have a grant date fair value of $297,752. Also includes 4,800 restricted shares of Common Stock with a grant date fair value of $275,040 that were granted to cover 2022 compensation and performance prior to Mr. Tsoutsoplides’s promotion to Chief Financial Officer.

(9)This amount represents: (i) a retention bonus of $173,658, which is equal to the excess of $1,100,000 over (a) $693,342 (which represents the value of Mr. Tsoutsoplides’s outstanding equity awards accelerated into December 2023) and (b) $233,000 (which represents Mr. Tsoutsoplides’s fiscal year 2023 bonus paid prior to December 30, 2023) (as further described below in “Employment Agreements with our Chief Financial Officer”), (ii) an equity replacement award of $117,188, which was paid in cash to Mr. Tsoutsoplides on December 22, 2023 pursuant to the New Tsoutsoplides Employment Agreement, (iii) the Company’s matching contributions to Mr. Tsoutsoplides’s account under the Company’s 401(k) plan in the amount of $19,725 and (iv) supplemental health insurance premiums paid by the Company in the amount of $17,264.
(10)This amount represents: (i) a payment of $480,000 made by the Company to Mr. De Costanzo upon termination of his employment pursuant to the De Costanzo Transition Agreement, (ii) supplemental health insurance premiums paid by the Company in the amount of $17,264 and (iii) the Company’s matching contributions to Mr. De Costanzo’s account under the Company’s 401(k) plan in the amount of $9,630.
Grants of Plan-Based Awards

The following table provides information regarding the incentive awards granted to our NEOs for the year ended December 31, 2023:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)	All Other Stock Awards: Number of Shares of Stock or Units (#)	Grant Date Fair Value of Stock and Option Awards (1) ($)
Gary Vogel	3/6/2023	—	868,750	1,476,875	—	12,735	25,470	8,490	1,082,475
Constantine Tsoutsoplides	2/17/2023	—	—	—	—	—	—	4,800	275,040
	4/1/2023	—	187,500	304,688	—	4,908	9,816	3,272	342,889
Frank De Costanzo(2)	—	—	—	—	—	—	—	—	—
(1)The grant date fair value for Time-Vested RSUs is estimated in accordance with ASC 718 based on the closing price of the Company’s common stock on the date of grant. The grant date fair value for EPS PSUs is estimated in accordance with ASC 718 based on the number of awards equivalent to the probable outcome of the performance condition as of the date of grant multiplied by the closing price of the Company’s common stock on the date of grant. The grant date fair value for TSR PSUs is estimated in accordance with ASC 718 using a Monte Carlo model for each award on the date of grant, determined under ASC 718, incorporating the following significant assumptions:

Grant Date	Risk-Free Interest Rate	Expected Volatility	Expected Term (in years)	Illiquidity Discount
3/6/2023	5.05%	54.08%	0.82	12.83%
4/1/2023	4.73%	49.07%	0.75	12.43%
The Company used its historical stock prices as the basis for its volatility assumptions. The risk-free interest rates were based on U.S. Treasury rates in effect as of the grant date. The expected term was based on the time remaining in the performance period as of the grant date. For further information on the valuation of these awards, see Note 15. Stock Incentive Plans to the consolidated financial statements included elsewhere herein for further information on the valuation of these awards.
(2)Mr. De Costanzo did not participate in the AIP for 2023, nor did he receive any LTI Awards in 2023.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes outstanding equity awards for our NEOs as of December 31, 2023:

	Stock Awards
Name (a)	Grant Date (b)	Number of Shares or Units of Stock That Have Not Vested (#)(c)		Market Value of Shares or Units of Stock That Have Not Vested(1) ($)(d)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(e)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(1) ($)(f)
Gary Vogel	3/6/2023	8,490	(2)	470,346	25,470	(3)	1,411,038
	11/15/2022	38,045	(4)	2,107,693	38,045	(5)	2,107,693
	3/11/2022	20,640	(6)	1,143,456	—		—
	9/3/2021	10,847	(7)	600,924	—		—
	2/19/2021	6,252	(8)	346,361	—		—
Constantine Tsoutsoplides	4/1/2023	—		—	9,816	(3)	543,806
Frank De Costanzo	N/A	—		—	—		—
(1)The dollar amounts shown in columns (d) and (f) are determined by multiplying the number of shares or units shown in columns (c) or (e), as applicable, by $55.40, the closing price of the Company’s common stock as of December 29, 2023, the last trading day of the Company’s fiscal year (the “Closing Price”).
(2)The award to Mr. Vogel is comprised of 8,490 Time-Vested RSUs. Subject to the terms of the award agreement, the Time-Vested RSUs subject to this award is scheduled to vest in three substantially equal installments on January 2, 2024, January 2, 2025 and January 2, 2026.
(3)The award to Mr. Vogel is comprised of 8,490 EPS PSUs and 4,245 TSR PSUs, and the award to Mr. Tsoutsoplides is comprised of 3,272 EPS PSUs and 1,636 TSR PSUs, each the target number of PSUs granted. Subject to the terms of the award agreements, the PSUs subject to these awards are scheduled to vest in three substantially equal installments with the first installment vesting on certification of performance by the Compensation Committee and the second and third installments vesting on each of January 2, 2025 and January 2, 2026. The maximum number of PSUs is shown. As described in the section entitled “Long-Term Equity Incentives,” between 0% and 200% of the target number of EPS PSUs shall vest depending on the Company’s EPS Performance for the relevant performance period, between 0% and 200% of the target number of TSR PSUs shall vest depending on the Company’s Relative TSR Performance compared to certain of the Company’s direct competitors, as specified in the award agreement, and if and when any TSR PSUs become vested, each share of common stock issued on settlement of such RSUs shall be subject to a mandatory holding period of one year starting on the applicable vesting date. On February 24, 2024, 90.7% of the target number of EPS PSUs subject to this award (totaling 7,702 RSUs for Mr. Vogel and 2,968 RSUs for Mr. Tsoutsoplides were certified to vest, based on the Company’s EPS Performance for the relevant performance period. As of the date of this Annual Report, the Compensation Committee has not yet certified the performance of the TSR PSUs subject to these awards.
(4)This award is comprised of 38,045 Time-Vested RSUs. Subject to the terms of the award agreement, the Time-Vested RSUs subject to this award are scheduled to vest in a single installment on May 15, 2026.
(5)This award is comprised of 38,045 TSR PSUs. Subject to the terms of the award agreement, the TSR PSUs subject to this award (the “Retention TSR PSUs”) are scheduled to vest in a single installment on May 15, 2026, provided the applicable performance condition is satisfied. The target number of TSR PSUs, which is also the maximum number of TSR PSUs, is shown. Between 0% and 100% of the target number of TSR PSUs shall vest depending on the Company’s Relative TSR Performance compared to certain of the Company’s direct competitors, as specified in the award agreement for the performance period beginning on November 15, 2022 and ending on May 15, 2026.
(6)This award was originally comprised of 9,299 Time-Vested RSUs, 9,299 EPS PSUs and 4,649 TSR PSUs. Subject to the terms of the award agreement, the Time-Vested RSUs subject to this award are scheduled to vest in three substantially equal installments on January 2, 2023, January 2, 2024 and January 2, 2025 and the PSUs subject to this award are scheduled to vest in three substantially equal installments with the first installment vesting on certification of performance by the Compensation Committee and the second and third installments vesting on each of January 2, 2024 and January 2, 2025. 137.1% of the target number of EPS PSUs subject to this award (totaling 12,749 RSUs) were certified to vest on March 8, 2023, based on the Company’s EPS Performance for the relevant performance period and 191.6% of the target number of TSR PSUs subject to this award (totaling 8,909 RSUs) were certified to vest on March 8, 2023, based on the Company’s Relative TSR Performance over the relevant performance period. If and when any TSR PSUs become vested, each share of common stock issued on settlement of such RSUs shall be subject to a mandatory holding period of one year starting on the applicable vesting date.
(7)This award was originally comprised of 8,937 time-vested shares of restricted stock, 17,874 performance-vested EPS Performance shares of restricted stock and 8,937 performance-vested TSR Performance shares of restricted stock. Subject to the terms of the award agreement, the time-vested shares of restricted stock subject to this award are scheduled to vest in three substantially equal installments on September 3, 2022, September 3, 2023 and September 3, 2024 and the performance-vested shares of restricted stock subject to this award are scheduled to vest in three substantially equal installments with the first installment vesting on certification of performance by the Compensation Committee and the second and third installments vesting on each of September 3, 2023 and September 3, 2024. 100% of the target number of performance-vested EPS Performance shares of restricted stock subject to this award (totaling 17,874 shares) were certified to vest on March 11, 2022, based on the Company’s EPS Performance for the relevant performance period and 64.1% of the target number of performance-vested TSR Performance shares of restricted stock subject to this award (totaling 5,728 shares) were certified to vest on March 11, 2022, based on the Company’s Relative TSR Performance over the relevant performance period. If and when any TSR Performance-Vested shares of restricted stock become vested, each share of common stock issued on settlement of such shares of restricted stock shall be subject to a mandatory holding period of one year starting on the applicable vesting date.
(8)The award to Mr. Vogel was originally comprised of 18,756 time-vested shares of restricted stock. Subject to the terms of the award agreement, the time-vested shares of restricted stock subject to this award are scheduled to vest in three substantially equal installments on January 2, 2022, January 2, 2023 and January 2, 2024.
Option Exercises and Stock Vested

The following table provides information regarding option awards exercised by our NEOs and shares acquired by our NEOs upon vesting of stock awards for the year ended December 31, 2023:

	Stock Awards
Name (a)	Number of shares acquired on vesting (#)(d)		Value realized on vesting ($)(e)
Gary Vogel	34,559	(1)	1,669,861	(1)
Constantine Tsoutsoplides	17,472		932,654
Frank De Costanzo	32,114	(2)	1,564,252	(2)
(1)Includes 2,969 shares acquired by Mr. Vogel with a realized value of $151,597 that vested on March 11, 2023 and are subject to a mandatory holding period of one year starting on March 11, 2023 as well as 1,909 shares acquired by Mr. Vogel with a realized value of $84,053 that vested on September 3, 2023 and are subject to a mandatory holding period of one year starting on September 3, 2023. Pursuant to the Pre-Signing Omnibus Amendment and Pre-Signing Amendment (as each are described below), upon the occurrence of a change in control, the mandatory holding period associated with these shares will be removed.
(2)Includes 1,297 shares acquired by Mr. De Costanzo with a realized value of $66,225 that vested on March 11, 2023 and are subject to a mandatory holding period of one year starting on March 11, 2023 as well as 4,419 shares acquired by Mr. De Costanzo with a realized value of $212,289 that vested on June 30, 2023 and are subject to a mandatory holding period of one year from June 30, 2023.
Agreements with our NEOs

Employment Agreement with our Chief Executive Officer

On October 29, 2021, the Company and Eagle Shipping International (USA) LLC (“Eagle International”), an indirect subsidiary of the Company, entered into an employment agreement with Gary Vogel (the “Vogel Employment Agreement”), which sets forth the terms of Mr. Vogel’s continued employment as our Chief Executive Officer. The Vogel Employment Agreement provides that Mr. Vogel will also continue to serve as a member of the Board. The Vogel Employment Agreement superseded his prior employment agreement with us, dated as of July 6, 2015.

Pursuant to the Vogel Employment Agreement, Mr. Vogel will receive an annual base salary of $695,000, which will be reviewed for increase at such time and in the same manner as salaries of senior officers of the Company are reviewed generally. In addition, Mr. Vogel is eligible to receive a discretionary cash bonus, as determined by the Compensation Committee, with a target amount equal to 125% of his annual base salary (the actual value of his bonus can vary above or below target based on the Compensation Committee’s discretion).

During the term of Mr. Vogel’s employment, he will be eligible to receive annual equity-incentive compensation with a target value of 175% of his annual base salary. The terms of such awards, including the type of award, vesting periods, and performance criteria, if any, are determined by the Compensation Committee, and are subject to the terms and conditions set forth in the applicable plan and agreements as determined by the Compensation Committee.

The Vogel Employment Agreement also provides for severance upon a termination by Eagle International without cause or a resignation by him for good reason, as described below under the heading “Potential Payments Upon Termination or Change In Control” in the section entitled “Vogel Employment Agreement.”

Under the Vogel Employment Agreement, if any payment to be made to him under any agreement or benefit arrangement in connection with certain change-in-control events would be subject to “golden parachute” excise taxes imposed as a result Sections 280G and 4999 of the Internal Revenue Code, the payments to Mr. Vogel will be reduced in order to limit or avoid the “golden parachute” excise tax if and to the extent such reduction would produce an expected better after-tax result for him.

Mr. Vogel is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason or no reason. The Vogel Employment Agreement also contains covenants regrading confidentiality and intellectual property.

In addition, any incentive-based compensation, or any other compensation, paid to Mr. Vogel pursuant to the Vogel Employment Agreement, which is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and clawback as is required to be made pursuant to such law, government regulation or stock exchange listing requirement.

Employment Agreements with our Chief Financial Officer

On March 29, 2023, the Company and Eagle International entered into an employment agreement (the “Prior Tsoutsoplides Employment Agreement”) with Constantine Tsoutsoplides, which set forth the terms of Mr. Tsoutsoplides’s employment as our Chief Financial Officer. On December 11, 2023, the Company and Eagle International entered into an employment agreement (the “New Tsoutsoplides Employment Agreement”) with Constantine Tsoutsoplides, which superseded the Prior Employment Agreement, pursuant to which Mr. Tsoutsoplides will continue to serve as our Chief Financial Officer until the date of the consummation of the Proposed Merger (the “Closing Date”). From and after the Closing Date, Mr. Tsoutsoplides will serve as a Senior Advisor to Star Bulk and will perform such duties and responsibilities to aid in the transition of the Company to a wholly-owned subsidiary of Star Bulk.

Pursuant to the New Tsoutsoplides Employment Agreement, Mr. Tsoutsoplides will receive an annual base salary of not less than $375,000, which will be reviewed for increase at such time and in the same manner as salaries of senior officers of the Company are reviewed generally. In addition, from and after the Closing Date, Mr. Tsoutsoplides is eligible to receive a discretionary cash bonus, as determined by Star Bulk, of at least 50% of his annual base salary (the “Minimum Annual Bonus”) (the actual value of his bonus can vary above the Minimum Annual Bonus based on Star Bulk’s discretion).

Pursuant to the New Tsoutsoplides Employment Agreement, on or prior to December 30, 2023, in lieu of annual equity-incentive compensation that would ordinarily be awarded to senior officers of the Company in respect of calendar year 2024, Mr. Tsoutsoplides received a cash payment equal to $117,187.50 (the “Equity Replacement Award”); provided, that if, prior to the Closing Date, Mr. Tsoutsoplides’s employment with Eagle International is terminated by Eagle International for Cause or by Mr. Tsoutsoplides other than for good reason, death or disability, Mr. Tsoutsoplides must repay Eagle International an amount equal to (x) the Equity Replacement Award less (y) all taxes withheld by Eagle International or paid by Mr. Tsoutsoplides in connection with the payment of the Equity Replacement Award within ninety (90) days following such termination. In addition, prior to December 30, 2023, Mr. Tsoutsoplides received a retention bonus in an amount equal to the excess of $1.1 million over the amount equal to the sum of (1) the amount includible in Mr. Tsoutsoplides’s income with respect to any outstanding equity awards under the 2016 Plan, if applicable, the settlement of which are accelerated into December 2023, plus (2) the amount of any bonus payment in respect of fiscal year 2023 paid prior to December 30, 2023 (the “Retention Bonus”). If Mr. Tsoutsoplides’s employment with Eagle International (or its successor) is terminated by Eagle International (or its successor) for cause or by Mr. Tsoutsoplides other than for good reason, death or disability prior to the date of the six-month anniversary of the Closing Date, Mr. Tsoutsoplides shall be required to repay an amount equal to (x) the Retention Bonus less (y) all taxes withheld by the Company or paid by Mr. Tsoutsoplides in connection with the payment of the Retention Bonus within ninety (90) days following such termination.

The New Tsoutsoplides Employment Agreement also provides for severance upon a termination by Eagle International without cause or a resignation by him for good reason, as described below under the heading “Potential Payments Upon Termination or Change In Control” in the section entitled “New Tsoutsoplides Employment Agreement.”

Under the New Tsoutsoplides Employment Agreement, if any payment to be made to him under any agreement or benefit arrangement in connection with certain change-in-control events would be subject to “golden parachute” excise taxes imposed as a result Sections 280G and 4999 of the Internal Revenue Code, the payments to Mr. Tsoutsoplides will be reduced in order to limit or avoid the “golden parachute” excise tax if and to the extent such reduction would produce an expected better after-tax result for him.

Mr. Tsoutsoplides is subject to non-solicitation and non-competition covenants during the course of his employment and for 12 months following termination of employment for any reason or no reason. The New Tsoutsoplides Employment Agreement also contains covenants regrading confidentiality and intellectual property.

In addition, any incentive-based compensation, or any other compensation, paid to Mr. Tsoutsoplides pursuant to the New Tsoutsoplides Employment Agreement, which is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and clawback as is required to be made pursuant to such law, government regulation or stock exchange listing requirement.

Award Agreement Amendments with our Chief Executive Officer and Chief Financial Officer

On December 10, 2023, the Company entered into an omnibus amendment with Mr. Vogel (the “Pre-Signing Omnibus Amendment”) to the Restricted Stock Award Agreement, dated as of September 3, 2021, the Restricted Stock Unit Award Agreement, dated as of March 11, 2022, and the Restricted Stock Unit Award Agreement, dated as of March 6, 2023, in each case, by and between the Company and Mr. Vogel, and an amendment with Mr. Tsoutsoplides (the “Pre-Signing Amendment”) to the Restricted Stock Unit Award Agreement, dated as of April 1, 2023, by and between the Company and Mr. Tsoutsoplides, pursuant to which the foregoing award agreements were amended to remove the mandatory holding period attributable to shares of common stock issued in respect of the TSR PSUs and the performance-vested TSR Performance shares of restricted stock (in the case of Mr. Vogel’s Restricted Stock Award Agreement, dated as of September 3, 2021) upon the occurrence of a change in control.

On December 12, 2023, the Company entered into an omnibus amendment with Mr. Vogel (the “Post-Signing Omnibus Amendment”) to the Restricted Stock Unit Award Agreement, dated as of November 15, 2022, and the Restricted Stock Unit Award Agreement, dated as of March 6, 2023, and as amended by the Pre-Signing Omnibus Amendment, in each case, by and between the Company and Mr. Vogel, and an amendment with Mr. Tsoutsoplides (the “Post-Signing Amendment”) to the Restricted Stock Unit Award Agreement, dated as of April 1, 2023, and as amended by the Pre-Signing Amendment, by and between the Company and Mr. Tsoutsoplides, pursuant to which the foregoing award agreements were amended to provide that the performance component of the TSR PSUs will vest at the target level of performance upon the consummation of the Proposed Merger.

Employment Agreement with our Former Chief Financial Officer

On June 16, 2022, the Company and Eagle International entered into an employment agreement with Frank De Costanzo, pursuant to which Mr. De Costanzo continued to be employed as our Chief Financial Officer and Secretary (the “De Costanzo Employment Agreement”). Pursuant to the De Costanzo Employment Agreement, Mr. De Costanzo received an annual base salary of $425,000, which was to be reviewed for increase at such time and in the same manner as salaries of senior officers of the Company are reviewed generally, and was eligible to receive a discretionary cash bonus, as determined by the Compensation Committee, with a target amount equal to 50% of his annual base salary (the actual value of his bonus can vary above or below target based on the Compensation Committee’s discretion).

Under the De Costanzo Employment Agreement, if any payment to be made to him under any agreement or benefit arrangement in connection with certain change-in-control events would be subject to “golden parachute” excise taxes imposed as a result Sections 280G and 4999 of the Internal Revenue Code, the payments to Mr. De Costanzo will be reduced in order to limit or avoid the “golden parachute” excise tax if and to the extent such reduction would produce an expected better after-tax result for him.

Under the De Costanzo Employment Agreement, Mr. De Costanzo is subject to non-competition and non-solicitation covenants during the course of his employment and for 12 months following termination of employment for any reason. The De Costanzo Employment Agreement also contains covenants regarding confidentiality and intellectual property.

In addition, any incentive-based compensation, or any other compensation, paid to Mr. De Costanzo pursuant to the De Costanzo Employment Agreement, which is subject to recovery under any law, government regulation or stock exchange listing requirement, will be subject to such deductions and clawback as is required to be made pursuant to such law, government regulation or stock exchange listing requirement.

Transition Agreement with our Former Chief Financial Officer

On December 12, 2022, the Company and Eagle International entered into a Transition, Separation, and General Release Agreement (the “De Costanzo Transition Agreement”) with Mr. De Costanzo.

The De Costanzo Transition Agreement provides that Mr. De Costanzo was to continue to serve in his then-current role as Chief Financial Officer of the Company through March 31, 2023. Unless terminated earlier due to a Disqualifying Reason (as such term is described below), Mr. De Costanzo was to continue to receive his annual base salary during this transition period.

Mr. De Costanzo’s transition period may be terminated earlier by either party for any reason, but, unless such termination is due to a Disqualifying Reason, Mr. De Costanzo will be entitled to receive certain termination payments and benefits, described below under “Potential Payments Upon Termination or Change In Control” in the section entitled “De Costanzo Transition Agreement.” In recognition of Mr. De Costanzo electing to remain with the Company for an additional nine months in order to provide transition services, and acknowledging that he will not receive any LTI awards in 2023, these payments include enhanced vesting treatment for his outstanding Time-Vested RSUs and time-vested restricted shares, as well his PSUs and Performance-Vested Restricted Shares (based on actual performance).

So long as Mr. De Costanzo continued his employment through the transition period described above, he, for the period between April 1, 2023 and his termination date, served as a special advisor to the Board. In respect of such special advisor services, he was to receive a monthly salary of $26,000.

On June 16, 2023, the Company and Eagle International entered into an amendment to the De Costanzo Transition Agreement with Mr. De Costanzo in which Mr. De Costanzo resigned his employment effective as of June 30, 2023. Mr. De Costanzo’s termination constituted a termination by Eagle International without “cause” under the terms of his employment agreement dated June 16, 2022. Pursuant to the De Costanzo Transition Agreement and upon his delivery of a release of claims against the Company and related parties and certain other conditions and covenants set forth in the De Costanzo Transition Agreement, Mr. De Costanzo received a lump sum payment in the amount of $480,000 (representing the sum of his current annual base salary plus his target bonus prorated for the first three months of 2023) and full vesting of his then outstanding Time-Vested RSUs, time-vested restricted shares, PSUs and Performance-Vested Restricted Shares.

Potential Payments Upon Termination or Change In Control

This section describes and quantifies the benefits and compensation to which each NEO would have been entitled under our existing plans and arrangements if the NEO’s employment had terminated or if the Company had undergone a change in control, in each case, on December 31, 2023.

LTI Awards

Pursuant to the award agreements entered into with Messrs. Vogel and Tsoutsoplides, the Time-Vested RSUs and time-vested restricted shares granted to Messrs. Vogel and Tsoutsoplides do not automatically accelerate upon a Change in Control (as defined in the 2016 Plan). With respect to the NEO’s outstanding PSUs and Performance-Vested Restricted Shares, if a Change in Control occurs prior to the first applicable vesting date, Messrs. Vogel and Tsoutsoplides will continue to be eligible to vest in the number of PSUs and Performance-Vested Restricted Shares that would be earned based on actual performance as of the date of the Change in Control, if determinable. However, if the Company’s actual earnings per share or relative total shareholder return, as applicable, is not determinable as of the date of the Change in Control, Messrs. Vogel and Tsoutsoplides will be eligible to vest in a number of PSUs and Performance-Vested Restricted Shares assuming the target performance level was achieved or, in the case of Mr. Vogel’s Retention TSR PSUs, assuming 50% of target performance level was achieved. The number of such deemed earned PSUs and Performance-Vested Restricted Shares will continue to vest following the Change in Control based on continued employment per the award’s normal service-based vesting schedule. With respect to Mr. Vogel’s Retention TSR PSUs that are deemed earned as of the Change in Control, they will become immediately vested in full if, concurrent with or following a Change in Control and prior to the May 15, 2026 vesting date of such Retention TSR PSUs, Mr. Vogel incurs a termination of employment by the Company (or its successor) without cause or by him for good reason.

Under the 2016 Plan “cause” and “change in control” have the meanings generally summarized below:

•“Cause” means if there is an employment, severance, consulting, change in control or other agreement governing the relationship between the grantee, on the one hand, and the Company or one of its subsidiaries, on the other hand, that contains a definition of “cause” (or similar phrase), the term “cause” shall mean those acts or omissions that would constitute “cause” under such agreement.
•“Change in Control” generally means the occurrence of any of the following events:
▪(A) the acquisition by any individual, entity or group of beneficial ownership of more than 50% of the then voting power; provided that the following acquisitions shall not constitute a Change in Control: (i) any such acquisition directly from the Company; (ii) any such acquisition by the Company; (iii) any such acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any subsidiary; or (iv) any such acquisition pursuant to a transaction that complies with clauses (i), (ii) and (iii) of paragraph (C) below;
▪(B) individuals who, as of the effective date of the 2016 Plan, constitute the board of directors (the “Incumbent Board”) cease for any reason (other than death or disability) to constitute at least a majority of the board of directors; provided, that any individual becoming a director subsequent to the effective date of the 2016 Plan, whose election, or nomination for election by the Company’s stockholders, was approved by a vote of the directors then comprising the Incumbent Board shall be considered as though such individual was a member of the Incumbent Board, but excluding for this purpose, any such individual whose initial assumption of office occurs as a result of or in connection with an actual or threatened election contest with respect to the election or removal of directors or other actual or threatened solicitation of proxies or consents by or on behalf of a person other than the board of directors;

▪(C) consummation of a reorganization, merger or consolidation or sale or other disposition of all or substantially all of the assets of the Company (a “Business Combination”), in each case, unless following such Business Combination, (i) all or substantially all of the individuals and entities who were the beneficial owners of the voting power immediately prior to such Business Combination beneficially own, directly or indirectly, more than 50% of, respectively, the then-outstanding shares of common stock and the combined voting power of the then-outstanding voting securities entitled to vote generally in the election of directors, as the case may be, of the entity resulting from such Business Combination in substantially the same proportions relative to each other as their ownership immediately prior to such Business Combination of the securities representing the voting power, (ii) no person (excluding any entity resulting from such Business Combination or any employee benefit plan (or related trust) sponsored or maintained by the Company or such entity resulting from such Business Combination) beneficially owns, directly or indirectly, more than 50% of, respectively, the then-outstanding shares of common stock of the entity resulting from such Business Combination, or the combined voting power of the then-outstanding voting securities of such corporation, except to the extent that such ownership existed prior to the Business Combination, and (iii) at least a majority of the members of the board of directors of the entity resulting from such Business Combination were members of the Incumbent Board at the time of the execution of the initial agreement, or the action of the Board providing for such Business Combination; or
▪(D) approval by stockholders of a complete liquidation or dissolution of the Company.

LTI Awards – Mr. Vogel

Pursuant to the Vogel Employment Agreement, notwithstanding anything to the contrary under his applicable award agreements, upon a termination of Mr. Vogel’s employment by the Company without “cause” (as summarized below), by Mr. Vogel for “good reason” (as defined in the Vogel Employment Agreement and summarized below) or due to his death or “disability” (as defined in the Vogel Employment Agreement and summarized below) (each, a “Qualifying Termination”), subject to his delivery of a release of claims against the Company and related parties, all of Mr. Vogel’s unvested equity awards will vest, and any performance criteria will be deemed satisfied at the target level (except with respect to the Retention TSR PSUs, as discussed below). Accordingly, upon a Qualifying Termination, Mr. Vogel’s outstanding RSUs and Restricted Shares would be treated as follows:

•Mr. Vogel would receive full vesting of his outstanding Time-Vested RSUs and time-vested restricted shares; and
•with respect to PSUs and Performance-Vested Restricted Shares (which are generally subject to performance goals for the first year of the award, and thereafter remain subject to service-based vesting conditions for an additional two years):
•if the Qualifying Termination occurs before the first applicable vesting date (i.e., before the Compensation Committee has certified performance achievement with respect to the performance goal relating to the first year of the award), Mr. Vogel would become immediately vested in the target number of such PSUs and Performance-Vested Restricted Shares (other than the Retention PSUs, discussed below); and
•if a Qualifying Termination occurs on or after the first applicable vesting date of a PSU or Performance-Vesting Restricted Share award (i.e., on or after the Compensation Committee’s certification of performance achievement with respect to the performance goal relating to the first year of the award), Mr. Vogel would receive full vesting of the number of such PSUs and Performance-Vested Restricted Shares eligible to vest based on the level of achievement of the applicable performance goal as certified by the Compensation Committee on the first applicable vesting date.

With respect to the Retention TSR PSUs, upon a termination of Mr. Vogel’s employment by the Company without cause or by Mr. Vogel for good reason, in each case, before the performance vesting date of May 15, 2026 and prior to a Change in Control, Mr. Vogel would become immediately vested in a number of Retention TSR PSUs determined based on actual Relative TSR performance measured as of the date of such termination. Upon his death or disability occurring before the performance vesting date of May 15, 2026, Mr. Vogel would become immediately vested in the target number of Retention TSR PSUs, pursuant to the terms of the Vogel Employment Agreement, subject to Mr. Vogel’s representative’s delivery of a release of claims against the Company and related parties.

LTI Awards – Mr. Tsoutsoplides

Pursuant to the New Tsoutsoplides Employment Agreement, notwithstanding anything to the contrary under his applicable award agreements, upon a termination of Mr. Tsoutsoplides’s employment by the Company without “cause” (as summarized below), by Mr. Tsoutsoplides for “good reason” (as defined in the New Tsoutsoplides Employment Agreement and summarized below) or due to his death or “disability” (as defined in the New Tsoutsoplides Employment Agreement and summarized below) (each, a “Qualifying Termination”), subject to his delivery of a release of claims against the Company and related parties, all of Mr. Tsoutsoplides’s unvested equity awards will vest as if Mr. Tsoutsoplides remained employed for an additional year beyond the date of termination; provided that all LTI Awards that are continued, converted, assumed, or replaced with a substantially similar award by Star Bulk as a result of the Proposed Merger (the “Replacement Equity Awards”) that vest (A) solely based on the passage of time (as opposed to performance) shall become fully vested and (B) based on performance shall become vested based on achievement of actual performance through the date of termination (provided that if actual performance as of the date is not determinable, such Replacement Equity Awards shall become vested at the applicable target level); provided, further, that any time vesting component shall accelerate. Accordingly, upon a Qualifying Termination, Mr. Tsoutsoplides’s outstanding RSUs and Restricted Shares would be treated as follows:

•Mr. Tsoutsoplides would receive full vesting of his outstanding Time-Vested RSUs and time-vested restricted shares as if he had remained employed for one year from the date of termination; provided that Mr. Tsoutsoplides would receive full vesting of all Replacement Equity Awards that vest solely based on the passage of time; and
•with respect to PSUs (which are generally subject to performance goals for the first year of the award, and thereafter remain subject to service-based vesting conditions for an additional two years):
◦if his termination of employment occurs before the first applicable vesting date (i.e., before the Compensation Committee has certified performance achievement with respect to the performance goal relating to the first year of the award), Mr. Tsoutsoplides would become vested on the first applicable vesting date in the number of PSUs that would otherwise thereon become vested based on actual performance through the end of the applicable performance period; provided that Mr. Tsoutsoplides would become vested in the number of Replacement Equity Awards that vest based on performance goals based on achievement of actual performance through the date of termination (further provided that if actual performance as of the date of termination is not determinable, such Replacement Equity Awards would become vested at the applicable target level) and any time-vesting component of such Replacement Equity Awards would accelerate as of the date of termination, and
◦if his termination of employment occurs after the first applicable vesting date (i.e., on or after the Compensation Committee’s certification of performance achievement with respect to the performance goal relating to the first year of the award), Mr. Tsoutsoplides would become vested in the number of PSUs that would otherwise have become vested on the next applicable vesting date, if any, following the date of termination; provided that Mr. Tsoutsoplides would become vested in the number of Replacement Equity Awards that vest based on performance goals based on achievement of actual performance through the date of termination (further provided that if actual performance as of the date of termination is not determinable, such Replacement Equity Awards would become vested at the applicable target level) and any time-vesting component of such Replacement Equity Awards would accelerate as of the date of termination.

Vogel Employment Agreement

Under the Vogel Employment Agreement, in the event that Mr. Vogel’s employment is terminated by Eagle International without “cause” or by him for “good reason”, Mr. Vogel will become entitled to receive the following severance payments and benefits, subject to his delivery of a release of claims against the Company and related parties: (i) a lump sum payment, within 60 days following termination, equal to 1.5 times the sum of his annual base salary plus 75% of his target annual bonus and (ii) if he timely elects COBRA continuation coverage, Mr. Vogel will be reimbursed for the costs of COBRA premiums for 18 months following termination. Such severance amounts are in addition to payment of accrued obligations through his termination date, including any accrued but unpaid vacation pay and business expenses through the termination date, and any earned bonus for the year prior to the year in which termination occurs (together, “Accrued Obligations”). Mr. Vogel will also receive the equity award treatment described above in the section entitled “LTI Awards – Mr. Vogel.”

If Mr. Vogel’s employment is terminated by reason of his death or disability, then in addition to the Accrued Obligations, the Company will pay him or his legal representatives his pro rata annual bonus for the year of termination based on actual results. Mr. Vogel will also receive the equity award treatment described above in the section entitled “LTI Awards – Mr. Vogel.”

Under the Vogel Employment Agreement, “cause”, “good reason” and “disability” have the meanings generally summarized below:

•“Cause” shall mean: (i) continuing refusal to perform duties or failure to follow a lawful direction of the Board, in either case, following written notice from the Board; (ii) intentional act or acts of dishonesty in connection with the performance of duties intended to result in personal, more-than-immaterial enrichment; (iii) documented willful malfeasance or willful misconduct in connection with employment or willful and deliberate insubordination; (iv) conviction of a felony or entry into a plea of nolo contendere to a felony; or (v) material breach of restrictive covenant obligations under the Vogel Employment Agreement. A termination for cause is subject to written notice from the Board and a 10-day opportunity to cure the event giving rise to cause.
•“Good Reason” means, in the absence of Mr. Vogel’s written consent, any of the following: (i) a diminution of annual base salary; (ii) a diminution of target annual bonus or annual target equity as a percentage of annual base salary; (iii) a material diminution in authority, duties, or responsibilities as Chief Executive Officer of the Company; (iv) removal from the Board other than for cause or the failure to nominate Mr. Vogel for election to the Board; (v) a requirement that Mr. Vogel report to a corporate officer or employee instead of reporting directly to the Board; (vi) a material change in the geographic location at which Mr. Vogel must perform the services to a location outside of the greater New York metropolitan area; or (vii) any other action or inaction that constitutes a material breach of the terms of the Vogel Employment Agreement. Good reason requires written notice from Mr. Vogel within 90 days following his knowledge of the event or circumstance giving rise to Good Reason and the Company has 30 days following receipt of such notice to cure such event or circumstance.
•“Disability” means the inability to perform duties with the Company on a full-time basis for 180 consecutive days or for 180 intermittent days in any one-year period as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a licensed physician selected by the Company or its insurers and reasonably acceptable to Mr. Vogel or his legal representative.

The payments described above for Mr. Vogel are quantified in the following table, assuming a hypothetical termination as of December 31, 2023 in accordance with SEC rules:

	Severance Payments ($)		Value of Acceleration of Equity(1) ($)	Pro Rata Bonus for Year of Termination ($)		Total ($)
Termination without Cause or Resignation for Good Reason	2,077,914	(2)	5,606,092	—		7,684,006
Termination for Cause or Resignation without Good Reason	—		—	—		—
Termination due to Death or Disability	—		7,481,992	868,750	(3)	8,350,742
Change in Control (Single Trigger)	—		—	—		—
Termination without Cause following a Change in Control (Double Trigger)	2,077,914	(2)(4)	5,606,092	—		7,684,006
(1)Value of accelerated equity is estimated by multiplying (x) the number of shares underlying outstanding equity awards, including a number of PSUs, as described above in the section entitled “LTI Awards – Mr. Vogel”, as of December 31, 2023 by (y) the Closing Price of $55.40.
(2)Severance is estimated by multiplying 1.5 times the sum of (a) Mr. Vogel’s 2024 annual base salary rate of $695,000 and (b) 75% of Mr. Vogel’s target bonus for 2024 of $868,750. In addition, COBRA reimbursement of $57,080 is included in the estimate, representing the Company’s estimated cost of 18 months of Mr. Vogel’s group health care premium.
(3)The amount shown for the pro rata bonus for year of termination assumes target performance (based on Mr. Vogel’s 2024 target bonus opportunity) and continued employment for the full year.
(4)Assuming the estimates shown in this table, no Section 280G cutback would be applicable in connection with a Change in Control.

New Tsoutsoplides Employment Agreement

Under the New Tsoutsoplides Employment Agreement, in the event that Mr. Tsoutsoplides’s employment is terminated by Eagle International without “cause” or by him for “good reason”, Mr. Tsoutsoplides will become entitled to receive the following severance payments and benefits, subject to his delivery of a release of claims against the Company and related parties: (i) a lump sum payment, within 60 days following termination, equal to an amount determined as follows: (a) if the date of termination occurs prior to Closing Date, an amount equal to the excess, if any, of one (1) times the sum of (x) Mr. Tsoutsoplides’s Annual Base Salary and (y) 150% of the Minimum Annual Bonus (the “Cash Severance Amount”), over the amount of the Retention Bonus paid, (b) if the date of termination occurs during the period from the Closing Date through and including the first (1st) anniversary of the Closing Date, an amount equal to the excess, if any, of three (3) times the Cash Severance Amount, over the amount of the Retention Bonus paid, (c) if the date of termination occurs during the period from the day after the first (1st) anniversary of the Closing Date through and including the second (2nd) anniversary of the Closing Date, an amount equal to the excess, if any, of two (2) times the Cash Severance Amount, over the amount of the Retention Bonus paid or (d) if the Date of Termination occurs on the day after the second (2nd) anniversary of the Closing Date, an amount equal to the excess, if any, of the Cash Severance Amount, over the amount of the Retention Bonus paid and (ii) if Mr. Tsoutsoplides timely elects COBRA continuation coverage, Mr. Tsoutsoplides will be reimbursed for the costs of COBRA premiums for 12 months following termination. Such severance amounts are in addition to payment of accrued obligations through his termination date, including any accrued but unpaid vacation pay and business expenses through the termination date, and the Minimum Annual Bonus prorated for the year in which the date of termination occurs. Mr. Tsoutsoplides will also receive the equity award treatment described above in the section entitled “LTI Awards - Mr. Tsoutsoplides.”

Under the New Tsoutsoplides Employment Agreement, “cause”, “good reason” and “disability” have the meanings generally summarized below:

•“Cause” shall mean: (i) continuing refusal to perform duties or failure to follow a lawful direction of the Chief Executive Officer or the Board, or after the Closing Date, Star Bulk, in either case, following written notice from the Chief Executive Officer or the Board or Star Bulk, as applicable; (ii) intentional act or acts of dishonesty in connection with the performance of duties intended to result in personal, more-than-immaterial enrichment; (iii) documented willful malfeasance or willful misconduct in connection with employment or willful and deliberate insubordination; (iv) conviction of a felony or entry into a plea of nolo contendere to a felony; or (v) material breach of restrictive covenant obligations under the New Tsoutsoplides Employment Agreement. A termination for cause is subject to written notice from the Board and a 10-day opportunity to cure the event giving rise to cause.
•“Good Reason” means, in the absence of Mr. Tsoutsoplides’s written consent, any of the following: (i) a diminution of annual base salary; (ii) following the Closing Date, any failure by Eagle International to pay the Minimum Annual Bonus; (iii) a material diminution in authority, duties, or responsibilities or title occurring prior to the Closing Date, or the assignment by Star Bulk or Eagle International of duties or responsibilities other than the Transition Services unless mutually agreed by Mr. Tsoutsoplides and Star Bulk or the Company; (iv) a requirement that Mr. Tsoutsoplides report to a corporate officer or employee instead of reporting directly to the Chief Executive Officer of the Company prior to the Closing Date, or following the Closing Date, a requirement that Mr. Tsoutsoplides report to anyone other than the Supervisor (as such term is defined in the New Tsoutsoplides Employment Agreement); (v) a material change in the geographic location at which Mr. Tsoutsoplides must perform the services to a location outside of the greater New York metropolitan area; or (vi) any other action or inaction that constitutes a material breach of the terms of the New Tsoutsoplides Employment Agreement. Good reason requires written notice from Mr. Tsoutsoplides within 90 days following his knowledge of the event or circumstance giving rise to Good Reason and the Company has 30 days following receipt of such notice to cure such event or circumstance.
•“Disability” means the inability to perform duties with the Company on a full-time basis for 180 consecutive days or for 180 intermittent days in any one-year period as a result of incapacity due to mental or physical illness which is determined to be total and permanent by a licensed physician selected by the Company or its insurers and reasonably acceptable to Mr. Tsoutsoplides or his legal representative.

The payments described above for Mr. Tsoutsoplides are quantified in the following table, assuming a hypothetical termination as of December 31, 2023 in accordance with SEC rules:

	Severance Payments ($)		Value of Acceleration of Equity(1) ($)	Pro Rata Bonus for Year of Termination ($)		Total ($)
Termination without Cause or Resignation for Good Reason	520,645	(2)	181,269	—		701,914
Termination for Cause or Resignation without Good Reason	—		—	—		—
Termination due to Death or Disability	—		181,269	187,500	(3)	368,769
Change in Control (Single Trigger)	—		—	—		—
Termination without Cause following a Change in Control (Double Trigger)	520,645	(2)(4)	181,269	—		701,914
(1)Value of accelerated equity is estimated by multiplying (x) the number of shares underlying outstanding equity awards, including the target number of PSUs, that are expected to vest within one year of December 31, 2023 by (y) the Closing Price of $55.40.
(2)Severance is estimated by multiplying one (1) times the sum of (a) Mr. Tsoutsoplides’s 2024 annual base salary rate of $375,000 and (b) 150% of the Minimum Annual Bonus of $187,500 over the amount of the Retention Bonus of $173,658. In addition, COBRA reimbursement of $38,053 is included in the estimate, representing the Company’s estimated cost of 12 months of Mr. Tsoutsoplides’s group health care premium.
(3)The amount shown for the pro rata bonus for year of termination assumes target performance (based on Mr. Tsoutsoplides’s 2024 target bonus opportunity) and continued employment for the full year.
(4)Assuming the estimates shown in this table, no Section 280G cutback would be applicable in connection with a Change in Control.
CEO Pay Ratio

SEC rules require U.S. public companies to disclose the median annual total compensation of all employees of the registrant (except the principal executive officer), the annual total compensation of the principal executive officer and the ratio or multiple of these two amounts, as well as a narrative disclosure regarding the methodology used to identify the median employee.

As of December 31, 2023, the date selected for purposes of identifying our median employee, our complete employee population was composed of 104 shore-based employees (which excluded our CEO, who is our principal executive officer) and 1,025 ship-based employees. Our ship-based employees are sourced through third-party crew managers and are paid commensurate with international collective bargaining agreements, to which we are a party, and which are typically renewed biennially. On average, during 2023, our ship-based employees included in this complete employee population were contracted for 120 days. Our median employee was identified by reviewing total cash compensation paid (consisting of salary and wages plus overtime, cash bonuses and 401(k) matching contributions based on data sourced from our payroll records as well as from our third-party crew managers) during the year ended December 31, 2023 to all employees (excluding our CEO) who were employed as of December 31, 2023. Once identified, the median employee’s total compensation was determined on the same basis as the amount of total compensation presented in the table “2023 Summary Compensation Table” for our CEO.

For 2023, the total compensation of our CEO of $2,849,539, as reported in the “2023 Summary Compensation Table”, was approximately 176.1 times the total compensation of our median employee of $16,182. Our median employee was a Motorman who worked onboard one our vessels for 214 days during 2023.

This pay ratio is a reasonable estimate calculated in a manner consistent with SEC rules. The SEC rules for identifying the median employee and calculating the pay ratio based on that employee’s total compensation allow companies to adopt a variety of methodologies, to apply certain exclusions and to make reasonable estimates and assumptions that reflect their compensation practices. As such, the pay ratio reported by other companies may not be comparable to our pay ratio reported above, as other companies may have different employment and compensation practices and may utilize different methodologies, exclusions, estimates and assumptions in calculating their own pay ratios.

In order to provide a more complete depiction of our pay ratio for 2023, a supplemental pay ratio was calculated using only shore-based employees. If we were to identify our median employee from our population of shore-based employees only (excluding our CEO and our ship-based employees), for 2023, the total compensation of our CEO, as reported in the “2022 Summary Compensation Table” was $2,849,539, approximately 19.2 times the total compensation of our median employee of $148,142. We believe that this alternative definition of our “median employee” allows for a better comparison of our CEO Pay Ratio across companies in our industry, as certain of our competitors outsource technical management, including crewing, to third-parties, which allows those companies to exclude seafarers from their population of employees for the purposes of the CEO Pay Ratio.

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 2023, the following members of the Board served as a member of the Compensation Committee:
•Randee E. Day
•Paul M. Leand, Jr.
•Bart Veldhuizen
None of the aforementioned members of the Compensation Committee were officers or employees of the Company during the fiscal year ended December 31, 2023, nor were any formerly an officer of the Company. In addition, none of the aforementioned members of the Compensation Committee had any relationship requiring disclosure by the Company under any paragraph of Item 404 of Regulation S-K. None of our executive officers served as a member of the board of directors or the compensation committee of any entity that had one or more of its executive officers serving as a member of the Board or Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussion, recommended to the Board of Directors that it be included in the Company’s Annual Report.
Respectfully submitted,
The Compensation Committee
Bart Veldhuizen
Paul M. Leand, Jr.
Director Compensation

Director compensation is reviewed by the Compensation Committee in accordance with the policies and principles set forth in its charter and then recommended to the Board of Directors for action. In reviewing Director compensation, the Compensation Committee will take into consideration the responsibilities of the Directors, including any leadership roles they have on the Board of Directors or any of its committees, as well as a market assessment of fees and other forms of director compensation paid by other companies comparable in size and industry to the Company. Any Director who is also an employee of the Company or its subsidiaries receives no separate compensation for serving as a Director or Chairperson of the Board of Directors, or as a member or chair of any committee of the Board of Directors.
Equity-based compensation, which generally takes the form of unrestricted shares of Common Stock, is granted on an annual basis as compensation for service during the prior fiscal year.

A summary of annual cash and equity compensation to attract and retain qualified candidates to serve on the Board of Directors is as follows:

2023/2024 Term ($)
Cash Retainers
Chairman of the Board of Directors	150,000
Non-employee Directors	75,000
Additional Retainer for Committee Chair
Audit Committee	25,000
Compensation Committee	15,000
Nominating and ESG Committee	15,000
Additional Retainer for Committee Membership
Audit Committee	15,000
Compensation Committee	10,000
Nominating and ESG Committee	10,000
Target Value of Common Stock Award
Chairman of the Board of Directors	90,000
Non-employee Directors	75,000
Equity Compensation Plan Information

On March 6, 2023, the Company granted to each of the non-employee members of the Board, including the Chairman, 1,309 shares of Common Stock and an additional 262 shares of Common Stock to the Chairman of the Board, in each case, vested in full on the grant date. The shares were granted under the 2016 Plan and the applicable award agreement.
The number of shares of Common Stock granted to each of the non-employee members of the Board was determined by dividing the target value of common stock awards for each of the non-employee members of the Board by $57.30, the closing price of the Company’s Common Stock on February 17, 2023. February 17, 2023 was the grant date for stock-based compensation awarded to a broad base of Company employees during 2023 and was utilized to ensure that the Directors were granted awards on the same price-per-share basis.
Director Compensation Table

The following Director Compensation Table sets forth the compensation of our Directors (who were not NEOs of the Company) for the fiscal year ending on December 31, 2023. Mr. Vogel serves as a Director, but does not receive any compensation for his services as a Director. His compensation is based solely on his role as our Chief Executive Officer, as disclosed in the “2023 Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
A. Kate Blankenship (2)	71,458	—	71,458
Randee E. Day (3)	105,000	70,385	175,385
Justin A. Knowles	100,000	70,385	170,385
Paul M. Leand, Jr.	170,000	84,473	254,473
Bart Veldhuizen (4)	95,000	70,385	165,385
Gary Weston (4)	105,000	70,385	175,385
(1)Represents the aggregate grant date fair value of the annual stock award granted on March 6, 2023 for the 2022/2023 term. The aggregate grant date fair value of the stock awards is based on the closing price of the Company’s Common Stock on the date of grant. For further information on the valuations of these stock awards, see Note 15. Stock Incentive Plans to the audited financial statements for the fiscal year ended December 31, 2023 included elsewhere herein.

(2)Ms. Blankenship was appointed to the Board effective January 18, 2023.
(3)On January 17, 2024, Randee E. Day informed the Company of her decision to resign as a member of the Board, effective January 18, 2024.
(4)The stock awards granted to Mr. Veldhuizen and Mr. Weston were issued to entities which are directly controlled by the Director on his own behalf.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Equity Compensation Plan Information

On December 15, 2016, the Company’s shareholders approved the Eagle Bulk Shipping Inc. 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock for potential issuance under the 2016 Plan. On June 7, 2019, the Company’s shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock. On June 14, 2022, the Company’s shareholders approved a second amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 300,000 shares to a maximum of 1,421,229 shares of common stock. The 2016 Plan permits the granting of restricted stock, unrestricted stock, restricted stock units (“RSUs”), performance condition awards, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents and other equity-based or equity-related awards. Any director, officer, employee or consultant of the Company or any of its subsidiaries (including any prospective officer or employee) is eligible to be designated to participate in the 2016 Plan.

As of December 31, 2023, no equity securities were authorized for issuance under equity compensation plans not approved by shareholders.

The following table sets forth certain information as of December 31, 2023 regarding the 2016 Plan.

Plan Category	Securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Remaining securities for future issuance under equity compensation plans
Equity compensation plans approved by security holders	180,270	(1)	$—	(2)	223,251
(1)Includes 180,270 restricted stock units granted under the 2016 Plan, of which, 80,600 restricted stock units represent the target amount granted and for which the number of securities that may become able to be issued could be between 0% and 200% of such target amount, subject to the related award agreements.
(2)Restricted stock units do not have an exercise price.
Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information regarding the beneficial ownership of the Company’s outstanding Common Stock as of March 1, 2024 of:

1.each person, group or entity known to the Company to beneficially own more than 5% of our stock;
2.each of our Directors;
3.each of our NEOs; and
4.all of our Directors and executive officers as a group.
As of March 1, 2024, a total of 11,072,851 shares of Common Stock were outstanding.

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

None of the shares of Common Stock beneficially owned by any of our Directors or executive officers are pledged as security.

Name (1)	Number (2)	Percentage (3)
Gary Vogel (4)	140,360	1.27%
Constantine Tsoutsoplides	10,127	*
Frank De Costanzo (5)	58,980	*
A. Kate Blankenship	1,845	*
Justin A. Knowles	7,687	*
Paul M. Leand, Jr.	37,203	*
Bart Veldhuizen (6)	7,687	*
Gary Weston (7)	7,687	*
All Directors and Executive Officers as a group (7 persons)	212,596	1.92%
BlackRock, Inc. (8)	767,811	6.93%
Castor Maritime Inc. (9)	1,391,500	12.57%
Danaos Corporation (10)	1,552,865	14.02%
Dimensional Fund Advisors LP (11)	670,829	6.06%
Lazard Asset Management LLC (12)	989,068	8.93%
OCM Opps EB Holdings, Ltd. (13)	1,098,819	9.92%
*Percentage less than 1% of class.
(1)Unless otherwise indicated, the business address of each beneficial owner identified is c/o Eagle Bulk Shipping Inc., 300 First Stamford Place, 5th Floor, Stamford, Connecticut 06902 and each shareholder has sole voting and investment power with respect to shares listed as beneficially owned by such shareholder.
(2)Includes “beneficial ownership” of shares of Common Stock outstanding, within the meaning of Rule 13d-3 under the Exchange Act, as well as beneficial ownership of shares issuable within 60 days following March 1, 2024 upon the exercise of outstanding securities (e.g., options, warrants, rights). However, amounts do not include anti-dilution adjustments to such securities, nor do amounts include unvested RSUs or PSUs awarded to the shareholder that are expected to vest more than 60 days from March 1, 2024.
(3)Unless otherwise indicated, based on the total of 11,072,851 shares of Common Stock outstanding as of March 1, 2024. In addition, for purposes of calculating the percentage of shares held by an individual or entity, the number of shares outstanding includes shares issuable within 60 days following March 1, 2024 upon the exercise of outstanding securities (e.g., options, warrants, rights), but, in each case, such shares are not included in the number of shares outstanding for purposes of computing the percentage of shares held by any other person.
(4)Mr. Vogel’s beneficial ownership includes 10,847 shares of unvested restricted Common Stock. Excludes (i) 38,045 restricted stock units granted on November 15, 2022 that are scheduled to vest on May 15, 2026, (ii) 3,100 restricted stock units granted on March 11, 2022 that are scheduled to vest on January 2, 2025 and (iii) 5,660 restricted stock units granted on March 6, 202 that are scheduled to vest in two remaining substantially equal annual installments on January 2, 2025 and January 2, 2026. Also excludes (i) 38,045 performance-based restricted stock units granted on November 15, 2022 that are subject to the satisfaction of certain shareholder return performance conditions relevant to the Company’s TSR performance peer group during the 42-month period ending on May 15, 2026, (ii) 7,220 performance-based restricted stock units granted on March 11, 2022 that are scheduled to vest on January 2, 2025, (iii) 5,135 performance-based restricted stock units granted on March 6, 2023 that are scheduled to vest in two remaining substantially equal installments on January 2, 2025 and January 2, 2026 and (iv) 4,245 performance-based restricted stock units granted on March 6, 2023 that are scheduled to vest in three substantially equal installments on the date of certification, January 2, 2025 and January 2, 2026, each based on certification of the Company’s performance for the relevant period.
(5)Mr. De Costanzo was the Company’s Chief Financial Officer until March 2023.
(6)The beneficial ownership of Mr. Veldhuizen includes 5,422 shares of Common Stock held by Aquarius Maritime Capital Ltd., of which Mr. Veldhuizen is the owner.
(7)The beneficial ownership of Mr. Weston includes 6,198 shares of Common Stock held by Weston Shipping Limited, of which Mr. Weston is the owner.
(8)Based solely on information in the Schedule 13G/A filed with the SEC on February 6, 2024 by BlackRock, Inc. According to the report, BlackRock, Inc., acting as a parent holding company, beneficially owns 767,811 shares, of which it has sole voting power with respect to 747,123 shares and sole dispositive power with respect to 767,811 shares. The address of BlackRock, Inc. is 55 East 52nd Street, New York, New York 10055.
(9)Based solely on information in the Schedule 13G filed with the SEC on June 30, 2023 by Castor Maritime Inc. According to the report, Castor Maritime Inc. beneficially owns and has sole voting power and sole dispositive power with respect to 1,391,500 shares. The address of Castor Maritime Inc. is 223 Christodoulou Chatzipavlou Street, Hawaii Royal Gardens, 3036, Limassol, Cyprus.
(10)Based solely on information in the Schedule 13D filed with the SEC on July 6, 2023 by Danaos Corporation. According to the report, Danaos Corporation beneficially owns and has sole voting power and sole dispositive power with respect to 1,552,865 shares. The address of Danaos Corporation is c/o Danaos Shipping Company Limited, 14 Akti Kondyli, 185 45 Piraeus, Greece.
(11)Based solely on information in the Schedule 13G/A filed with the SEC on February 9, 2024 by Dimensional Fund Advisors LP (“Dimensional”). According to the report, Dimensional, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, beneficially owns 670,829 shares, of which it has sole voting power with respect to 661,194 shares and sole dispositive power with respect to 670,829 shares. The address of Dimensional is 6300 Bee Cave Road, Building One, Austin, Texas 78746.
(12)Based solely on information in the Schedule 13G/A filed with the SEC on February 14, 2024 by Lazard Asset Management LLC (“Lazard”). According to the report, Lazard, an investment adviser registered under Section 203 of the Investment Advisers Act of 1940, beneficially owns 989,068 shares, of which it has sole voting power with respect to 571,706 shares and sole dispositive power with respect to 989,068 shares. The address of Lazard is 30 Rockefeller Plaza, New York, New York 10112.
(13)Based solely on information in the Schedule 13G filed with the SEC on February 8, 2024 by OCM Opps EB Holdings, Ltd. (“EB Holdings”). According to the report, EB Holdings beneficially owns 1,098,819 shares, of which it has sole voting power and sole dispositive power with respect to 1,098,819 shares. The securities may also be deemed to be beneficially owned by Oaktree Capital Group, LLC (“OCG”), Oaktree Capital Group Holdings GP, LLC (“OCGH GP”), Brookfield Corporation (“Brookfield”) and BAM Partners Trust (“BAM Trust”). The address of each of EB Holdings, OCG and OCGH GP is 333 South Grand Avenue, 28th Floor, Los Angeles, California 90071 and the address of each of Brookfield and BAM Trust is Brookfield Place, Suite 100, 181 Bay Street, PO Box 762, Toronto, Ontario, Canada M5J 2T3.

Changes in Control

On December 11, 2023, Star Bulk entered into voting agreements (each, a “Voting Agreement”) with each of Mr. Vogel, Mr. Tsoutsoplides, each of the Company’s directors and Randee E. Day (a former director of the Company) who held shares of Common Stock as of the date of the Merger Agreement (collectively, the “Company Insiders”). Pursuant to the Voting Agreement, each of the Company Insiders agreed to, at any meeting of the Company’s shareholders called to vote upon the Merger Agreement, the Proposed Merger or any of the other transactions contemplated by the Merger Agreement, or at any postponement or adjournment thereof, or in any other circumstances upon which a vote, consent, action or other approval with respect to the Merger Agreement, the Proposed Merger or any of the other transactions contemplated by the Merger Agreement is sought (i) appear at such meeting or otherwise cause his or her shares of Common Stock held of record or beneficially by the applicable Company Insider as of the applicable date of determination (the “subject shares”) to be counted as present thereat for purposes of calculating a quorum and (ii) vote (or cause to be voted) all of his or her subject shares in favor of, and shall consent to (or cause to be consented to), (x) the approval of the Merger Agreement and the Proposed Merger, (y) the approval of the proposal that the Company’s shareholders authorize and approve the issuance of shares of Common Stock issuable upon the potential future conversion of the Convertible Bond Debt in excess of the conversion share cap (as set forth in the Indenture), and (z) any adjournment or postponement recommended by the Company with respect to the shareholder meeting to the extent permitted or required pursuant to the Merger Agreement. In addition, each Company Insider agreed to, at any meeting of the Company’s shareholders or at any postponement or adjournment thereof or in any other circumstances upon which a vote, consent, authorization or other approval is sought, vote (or cause to be voted) all of his or her subject shares against, and to not (and to not commit or agree to) consent to (or cause to be consented to), any of the following: (i) any takeover proposal or any acquisition agreement constituting or relating to any takeover proposal or (ii) any amendment of the Company’s articles of incorporation or bylaws (other than pursuant to and as permitted by the Merger Agreement) or any other proposal, action, agreement or transaction which, in the case of this clause (ii), would reasonably be expected to (A) result in a breach of any covenant, agreement, obligation, representation or warranty of the Company contained in the Merger Agreement or of the Company Insider contained in the Voting Agreement or (B) prevent, impede, interfere or be inconsistent with, delay, discourage or adversely affect the timely consummation of the Proposed Merger or the other transactions contemplated by the Merger Agreement or by the Voting Agreement. The Voting Agreements will terminate as of the earlier of (i) the conclusion of the shareholder meeting at which the vote contemplated in the Voting Agreement has occurred and the subject shares have been voted as specified therein, (ii) the termination of the Merger Agreement in accordance with its terms, (iii) a recommendation change in accordance with the Merger Agreement, (iv) the termination of the Voting Agreement by mutual written consent of the parties to the Merger Agreement, (v) the amendment of the Merger Agreement, without the prior written consent of the Company Insiders, in a manner that affects the economics or material terms of the Merger Agreement in a manner that is adverse to the Company or its shareholders and (vi) the extension of the end date of the Merger Agreement other than as expressly contemplated by the Merger Agreement, without the prior written consent of the Company Insiders.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transactions with Related Persons

It is the Company’s policy to enter into or approve “Related Person Transactions” only when the Board, acting through the Audit Committee, determines that the Related Person Transaction in question is in, or is not inconsistent with, the best interests of the Company and its shareholders. A “Related Person Transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which the Company is, was or will be a participant and the amount involved exceeds $120,000 and in which any “Related Person” (as defined in relevant SEC rules) had, has or will have a direct or indirect material interest. A Related Person Transaction includes, but is not limited to, situations where the Company may obtain products or services of a nature, quantity or quality, or on other terms, that are not readily available from alternative sources or when the Company provides products or services to Related Persons on an arm’s length basis on terms comparable to those provided to unrelated third parties or on terms comparable to those provided to employees generally.

On June 22, 2023, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with EB Holdings, a related party of the Company by virtue of its beneficial ownership of 28% of the Company’s outstanding common stock just prior to the execution of the Securities Purchase Agreement, pursuant to which the Company agreed to purchase 3,781,561 shares of Common Stock (the “Purchased Shares”) from EB Holdings at an aggregate purchase price of $219,330,538.00 (the “Purchase Price”) (the foregoing transaction, the “Share Repurchase”), representing a purchase price of $58.00 per share. The Purchased Shares constituted all of the Common Stock of the Company owned by EB Holdings as of the date of the Securities Purchase Agreement. The Board reviewed and approved the Share Repurchase upon the recommendation of the Audit Committee, which consists and consisted entirely of independent directors and the Board received a fairness opinion in connection thereto. Pursuant to the terms of the Securities Purchase Agreement, the closing thereunder was to be consummated within two business days.

On February 5, 2024, EB Holdings provided the Company with a Notice of Conversion pursuant to the Indenture with respect to $34.75 million in aggregate principal amount of Convertible Bond Debt. The Company elected to settle this obligation by issuing 1,098,819 shares of Common Stock on February 7, 2024, which represented 9.96% of outstanding Common Stock following such issuance.

Director Independence

Annually, the Board reviews and determines the independence of each Director. Directors have an affirmative obligation to promptly inform the Board of changes in their circumstances or any transactions or relationships that may impact their designation by the Board as independent.

The Board affirmatively determined that the following current and former Directors, including each Director currently or formerly serving on the Audit Committee, the Compensation Committee and the Nominating and Environmental, Social and Governance Committee, is independent under applicable NYSE listing standards and SEC rules for committee members: A. Kate Blankenship, Randee E. Day, Justin A. Knowles, Paul M. Leand, Jr., Bart Veldhuizen and Gary Weston.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees to Independent Registered Public Accounting Firm

We incurred the following fees for the fiscal years ended December 31, 2023 and 2022 for professional services rendered by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) for the audit of the Company’s annual financial statements and for audit-related services, tax services and all other services, as applicable.

	December 31, 2023	December 31, 2022
Audit fees (1)	$873	$860
Audit-related fees (2)	240	30
Tax fees (3)	85	42
All other fees (4)	—	260
	$1,198	$1,192
(1)Audit fees include fees for professional services provided in connection with the audit of our consolidated financial statements included in our Annual Report on Form 10-K, interim reviews of our condensed consolidated financial statements included in our Reports on Form 10-Q, as well as for assurance and related services normally provided by Deloitte & Touche LLP in connection with statutory and regulatory filings.
(2)Audit-related fees, which include fees for assurance and related services that are reasonably related to the audit or reviews of our financial statements that are not audit fees, include fees for the issuance of consents, comfort letters and for other services related to documents filed with the SEC.
(3)Tax fees include fees for professional services for tax compliance, including the preparation of tax returns, tax advice and tax planning.
(4)All other fees include the aggregate fees for products and services provided by our principal accountant that are not reported under “Audit fees,” “Audit-related fees” or “Tax fees.” All other fees in 2022 include fees for due diligence services that were not reasonably related to the audit or reviews of our financial statements.

Pre-Approval Policy for Services Performed by Independent Auditor

The Audit Committee has responsibility for the appointment, compensation and oversight of the work of the Company’s independent auditor. As part of this responsibility, the Audit Committee must pre-approve all permissible services to be performed by the independent auditor.

The Audit Committee has adopted an auditor pre-approval policy which sets forth the procedures and conditions pursuant to which pre-approval may be given for services performed by the independent auditor. Under the policy, the Audit Committee must give prior approval for any amount or type of service within four categories: audit, audit-related, tax services or, to the extent permitted by law, other services that the independent auditor provides. Prior to the annual engagement, the Audit Committee may grant general pre-approval for independent auditor services within these four categories at maximum pre-approved fee levels. During the year, circumstances may arise when it may become necessary to engage the independent auditor for additional services not contemplated in the original pre-approval and, in those instances, such service will require separate pre-approval by the Audit Committee if it is to be provided by the independent auditor. For any pre-approval, the Audit Committee will consider whether such services are consistent with the SEC’s rules on auditor independence, whether the auditor is best positioned to provide the most cost effective and efficient service and whether the service might enhance the Company’s ability to manage or control risk or improve audit quality. The Audit Committee may delegate to one or more of its members authority to approve a request for pre-approval provided the member reports any approval so given to the Audit Committee at its next scheduled meeting. The Audit Committee pre-approved 100% of the services, if applicable, described above under the captions “Audit Fees,” “Audit-Related Fees,” “Tax Fees” and “All Other Fees” for the years ended December 31, 2023 and 2022.

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
2.1
Agreement and Plan of Merger, dated as of December 11, 2023, by and among Star Bulk Carriers Corp., Star Infinity Corp. and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 2.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

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

4.2*	Description of Securities.
4.3
Indenture, dated July 29, 2019, by and between Eagle Bulk Shipping Inc. and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on August 2, 2019; File No. 001-33831).

4.4
Form of Note representing the Company's 5.00% Convertible Senior Notes due 2024 (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on August 2, 2019; File No. 001-33831).

4.5
Rights Agreement dated as of June 22, 2023 between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A., a national banking corporation, as Rights Agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (incorporated by reference to Exhibit 4.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on June 23, 2023; File No. 001-33831).

4.6
Amendment to Rights Agreement, dated as of December 11, 2023, between Eagle Bulk Shipping Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

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

10.3#
Form of Option Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on March 7, 2017; File No. 001-33831).

10.4#
Form of Restricted Stock Unit Award Agreement under the Eagle Bulk Shipping Inc. Second Amended and Restated 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on August 4, 2023; File No. 001-33831).

10.5#
Employment Agreement, dated October 29, 2021, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Gary Vogel (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on November 1, 2021; File No. 001-33831).

10.6#
Employment Agreement, dated June 16, 2022, among Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Frank De Costanzo (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on August 8, 2022; File No. 001-33831).

10.7#
Transition, Separation and General Release Agreement, dated December 12, 2022, by and between Eagle Shipping International (USA) LLC, Eagle Bulk Shipping Inc. and Frank De Costanzo (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 16, 2022; File No. 001-33831).

10.8#
Employment Agreement, dated as of December 11, 2023, by and between Eagle Bulk Shipping Inc., Eagle Shipping International (USA) LLC and Constantine Tsoutsoplides (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

10.9#
Restricted Stock Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated September 3, 2021, between Gary Vogel and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.10 to the Annual Report on Form 10-K of Eagle Bulk Shipping Inc., filed with the SEC on March 14, 2022; File No. 001-33831).

10.10#
Restricted Stock Unit Award Agreement under the Eagle Bulk Shipping Inc. 2016 Equity Incentive Plan, dated November 15, 2022, between Gary Vogel and Eagle Bulk Shipping Inc. (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on May 5, 2023; File No. 001-33831).

10.11#
Omnibus Amendment to Award Agreements, effective as of December 10, 2023, by and between Eagle Bulk Shipping Inc. and Gary Vogel (incorporated by reference to Exhibit 10.2 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

10.12#
Amendment to Restricted Stock Unit Award Agreement, effective as of December 10, 2023, by and between Eagle Bulk Shipping Inc. and Constantine Tsoutsoplides (incorporated by reference to Exhibit 10.3 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

10.13#
Omnibus Amendment to Award Agreements, effective as of December 12, 2023, by and between Eagle Bulk Shipping Inc. and Gary Vogel (incorporated by reference to Exhibit 10.4 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

10.14#
Amendment to Restricted Stock Unit Award Agreement, effective as of December 12, 2023, by and between Eagle Bulk Shipping Inc. and Constantine Tsoutsoplides (incorporated by reference to Exhibit 10.5 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on December 14, 2023; File No. 001-33831).

10.15
At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC and Fearnley Securities, Inc. (incorporated by reference to Exhibit 1.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc. filed with the SEC on March 12, 2021; File No. 001-33831).

10.16
Securities Purchase Agreement, dated June 22, 2023, between Eagle Bulk Shipping Inc. and the Seller listed therein (incorporated by reference to Exhibit 10.1 to the Report on Form 8-K of Eagle Bulk Shipping Inc., filed with the SEC on June 23, 2023; File No. 001-33831).

10.17
Amended and Restated Credit Agreement originally dated as of October 1, 2021 as amended and restated on May 11, 2023 by and among Eagle Bulk Shipping Inc. and certain vessel-owning subsidiaries, as guarantors, the lenders party thereto, the swap banks party thereto, Crédit Agricole Corporate and Investment Bank, Danish Ship Finance A/S, DNB Markets, Inc., Nordea Bank ABP, Filial I Norge and Skandinaviska Enskilda Banken AB (PUBL) as mandated lead arrangers and bookrunners and Crédit Agricole Corporate and Investment Bank, as facility agent, security trustee, structurer and sustainability coordinator (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Eagle Bulk Shipping Inc., filed with the SEC on August 4, 2023; File No. 001-33831).

21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Seward & Kissel LLP.
31.1*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Executive Officer.
31.2*	Rule 13a-14(d) / 15d-14(a) Certification of Principal Financial Officer.
32.1**	Section 1350 Certification of Principal Executive Officer.
32.2**	Section 1350 Certification of Principal Financial Officer.
97*	Eagle Bulk Shipping Inc. Clawback Policy
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Schema Document.
101.CAL*	XBRL Calculation Linkbase Document.
101.DEF*	XBRL Definition Linkbase Document.
101.LAB*	XBRL Labels Linkbase Document.
101.PRE*	XBRL Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.
** Furnished herewith.
# Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 4, 2024.

EAGLE BULK SHIPPING INC.

By:	/s/ Gary Vogel

	Name:	Gary Vogel
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2024.

Name	Title

/s/ Gary Vogel	Chief Executive Officer and Director (Principal Executive Officer)
Gary Vogel

/s/ Constantine Tsoutsoplides	Chief Financial Officer (Principal Financial and Accounting Officer)
Constantine Tsoutsoplides

/s/ Paul M. Leand, Jr.	Chairman of the Board of Directors
Paul M. Leand, Jr.

/s/ A. Kate Blankenship	Director
A. Kate Blankenship

/s/ Justin A. Knowles	Director
Justin A. Knowles

/s/ Bart Veldhuizen	Director
Bart Veldhuizen

/s/ Gary Weston	Director
Gary Weston

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Eagle Bulk Shipping Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Eagle Bulk Shipping Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income, changes in stockholders’ equity and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

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

Vessel Asset Impairment – Future Charter Rates – Refer to Note 2 of the financial statements.

Critical Audit Matter Description

The Company’s evaluation of its vessel assets for impairment involves an initial assessment of each vessel asset to determine whether events or changes in circumstances exist that may indicate that the carrying amount of the vessel asset may no longer be recoverable. Total Vessels and vessel improvements, at cost, net of accumulated depreciation as of December 31, 2023 and 2022, were $904 million and $891 million, respectively.

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

•We evaluated the reasonableness of the Company’s estimate of future charter rates through the performance of the following procedures:

◦Evaluated the Company’s methodology for estimating the future rates which reflect the rates currently in effect for the duration of their current charters. For the period subsequent to December 31, 2023, and up to December 31, 2026, for unfixed vessels, the Forward Freight Agreement rate is used to determine the future cash flows. Subsequent to December 31, 2026, and for the remaining life of the vessel, the Company utilizes an estimated daily time charter rate based on a fifteen-year historical average of the Baltic Supramax Index which is further adjusted for the deadweight ton of each vessel as compared to the index’s representative vessel and, reduced by commissions, expected outflows for vessels’ maintenance and vessel operating expenses (including planned drydocking and special survey expenditures) and estimated off hire and capital expenditures required for compliance with international and national maritime regulations, offset by the estimated vessel residual value.

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
March 4, 2024
We have served as the Company’s auditor since 2015.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(U.S. dollars in thousands, except share data and par values)

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash and cash equivalents	$118,615	$187,155
Accounts receivable, net of a reserve of $2,916 and $3,169, respectively	30,917	32,311
Prepaid expenses	5,525	4,531
Inventories	24,988	28,081
Collateral on derivatives	2,219	909
Fair value of derivative assets – current	6,824	8,479
Other current assets	458	558
Total current assets	189,546	262,024
Noncurrent assets:
Vessels and vessel improvements, at cost, net of accumulated depreciation of $301,694 and $261,725, respectively	904,298	891,877
Advances for vessel purchases	—	3,638
Operating lease right-of-use assets	7,182	23,006
Other fixed assets, net of accumulated depreciation of $1,393 and $1,623, respectively	1,086	310
Restricted cash – noncurrent	2,575	2,599
Deferred drydock costs, net	38,717	42,849
Fair value of derivative assets – noncurrent	3,136	8,184
Advances for BWTS and other assets	1,414	2,722
Total noncurrent assets	958,408	975,185
Total assets	$1,147,954	$1,237,209
LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,245	$20,129
Accrued interest	3,472	3,061
Other accrued liabilities	23,496	24,097
Fair value of derivative liabilities – current	479	163
Current portion of operating lease liabilities	6,153	22,045
Unearned charter hire revenue	4,312	9,670
Current portion of long-term debt – Global Ultraco Debt Facility	49,800	49,800
Current portion of long-term debt – Convertible Bond Debt, net of debt discount and debt issuance costs	103,890	—
Total current liabilities	212,847	128,965
Noncurrent liabilities:
Long-term debt – Global Ultraco Debt Facility, net of debt discount and debt issuance costs	330,113	181,183
Convertible Bond Debt, net of debt discount and debt issuance costs	—	103,499
Fair value of derivative liabilities – noncurrent	1,505	—
Noncurrent portion of operating lease liabilities	2,576	3,173
Other noncurrent accrued liabilities	695	1,208
Total noncurrent liabilities	334,889	289,063
Total liabilities	547,736	418,028

Commitments and contingencies (Note 11)

Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, none issued as of December 31, 2023 and 2022	—	—
Common stock, $0.01 par value, 700,000,000 shares authorized, 9,326,231 and 13,003,702 shares issued and outstanding as of December 31, 2023 and 2022, respectively	93	130
Additional paid-in capital	748,401	966,058
Accumulated deficit	(156,727)	(163,556)
Accumulated other comprehensive income	8,451	16,549
Total stockholders’ equity	600,218	819,181
Total liabilities and stockholders’ equity	$1,147,954	$1,237,209

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(U.S. dollars in thousands, except share and per share data)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Revenues, net	$393,799	$719,847	$594,538

Voyage expenses	106,686	163,385	104,643
Vessel operating expenses	120,461	123,932	103,877
Charter hire expenses	36,534	81,103	37,102
Depreciation and amortization	60,521	61,155	53,517
General and administrative expenses	43,586	41,184	35,161
Impairment of operating lease right-of-use assets	722	2,212	—
Other operating expense	7,346	3,802	2,812
Gain on sale of vessels	(19,731)	(9,308)	(3,966)
Total operating expenses	356,125	467,465	333,146

Operating income	37,674	252,382	261,392

Interest expense	23,602	16,981	32,257
Interest income	(6,704)	(2,918)	(92)
Realized and unrealized (gain)/loss on derivative instruments, net	(1,952)	(13,859)	38,244
Loss on debt extinguishment	—	4,169	6,085
Total other expense, net	14,946	4,373	76,494
Net income	$22,728	$248,009	$184,898

Weighted average shares outstanding:
Basic	11,090,064	12,989,951	12,399,509
Diluted	14,473,631	16,313,447	15,684,392

Per share amounts:
Basic net income	$2.05	$19.09	$14.91
Diluted net income	$1.96	$15.57	$11.79

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(U.S. dollars in thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Net income	$22,728	$248,009	$184,898
Other comprehensive (loss)/income:
Effect of cash flow hedges	(8,098)	14,663	3,019
Comprehensive income	$14,630	$262,672	$187,917

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(U.S. dollars in thousands, except share and per share data)

	Shares of Common Stock	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income/(Loss)	Total Stockholders’ Equity
Balance at January 1, 2021	11,661,797	$117	$943,572	$(472,138)	$(1,132)	$470,418
Net income	—	—	—	184,898	—	184,898
Dividends declared ($2.00 per share)	—	—	—	(26,255)	—	(26,255)
Issuance of shares due to vesting of equity awards	81,281	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	50,641	1	55	—	—	56
Common stock issued upon conversion of Convertible Bond Debt	25	—	1	—	—	1
Common stock issued upon conversion of warrants	541,898	5	10,675	—	—	10,680
Common stock issued from ATM Offering, net	581,385	6	27,133	—	—	27,138
Fees for equity offerings	—	—	(233)	—	—	(233)
Cash used to settle net share equity awards	—	—	(1,937)	—	—	(1,937)
Effect of cash flow hedges	—	—	—	—	3,019	3,019
Stock-based compensation	—	—	3,481	—	—	3,481
Balance at December 31, 2021	12,917,027	129	982,746	(313,495)	1,886	671,266
Net income	—	—	—	248,009	—	248,009
Dividends declared ($8.05 per share)	—	—	—	(106,745)	—	(106,745)
Cumulative effect of adoption of ASU 2020-06	—	—	(20,726)	8,675	—	(12,051)
Issuance of shares due to vesting of equity awards	78,598	1	(1)	—	—	—
Issuance of shares upon exercise of stock options	8,077	—	85	—	—	85
Fees for equity offerings	—	—	201	—	—	201
Cash used to settle net share equity awards	—	—	(2,355)	—	—	(2,355)
Effect of cash flow hedges	—	—	—	—	14,663	14,663
Stock-based compensation	—	—	6,108	—	—	6,108
Balance at December 31, 2022	13,003,702	130	966,058	(163,556)	16,549	819,181
Net income	—	—	—	22,728	—	22,728
Dividends declared ($1.38 per share)	—	—	—	(15,899)	—	(15,899)
Issuance of shares due to vesting of equity awards	104,090	1	(1)	—	—	—
Repurchase of common stock – related party (Note 9)	(3,781,561)	(38)	(222,851)	—	—	(222,889)
Cash used to settle net share equity awards	—	—	(2,297)	—	—	(2,297)
Effect of cash flow hedges	—	—	—	—	(8,098)	(8,098)
Stock-based compensation	—	—	7,492	—	—	7,492
Balance at December 31, 2023	9,326,231	$93	$748,401	$(156,727)	$8,451	$600,218

The accompanying notes are an integral part of these Consolidated Financial Statements.

EAGLE BULK SHIPPING INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(U.S. dollars in thousands)

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net income	$22,728	$248,009	$184,898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,522	47,911	44,862
Noncash operating lease expense	22,616	30,233	16,364
Amortization of deferred drydocking costs	13,999	13,244	8,656
Amortization of debt discount and debt issuance costs	2,738	2,130	7,083
Loss on debt extinguishment	—	4,169	6,085
Impairment of operating lease right-of-use assets	722	2,212	—
Gain on sale of vessels	(19,731)	(9,308)	(3,966)
Unrealized loss on derivative instruments, net	496	1,933	68
Stock-based compensation expense	7,492	6,108	3,481
Drydocking expenditures	(14,397)	(18,422)	(21,906)
Changes in operating assets and liabilities:
Accounts payable	1,364	(257)	10,067
Accounts receivable	1,384	(4,141)	(14,967)
Accrued interest	411	185	(1,733)
Inventories	3,092	(10,429)	(6,027)
Operating lease liabilities current and noncurrent	(24,732)	(30,227)	(17,132)
Collateral on derivatives	(1,310)	14,172	(15,081)
Fair value of derivatives, other current and noncurrent assets	36	(105)	(1,622)
Other accrued liabilities	(1,140)	4,452	6,205
Prepaid expenses	(994)	(1,170)	(179)
Unearned charter hire revenue	(5,359)	(2,416)	4,015
Net cash provided by operating activities	55,937	298,283	209,171

Cash flows from investing activities:
Purchase of vessels and vessel improvements	(82,355)	(27,676)	(128,254)
Advances for vessel purchases	—	(3,638)	—
Purchase of scrubbers and ballast water treatment systems	(2,648)	(7,307)	(6,712)
Proceeds from hull and machinery insurance claims	174	286	354
Net proceeds from sale of vessels	56,609	14,917	9,163
Purchase of other fixed assets	(900)	(274)	(33)
Net cash used in investing activities	(29,120)	(23,692)	(125,481)

Cash flows from financing activities:
Proceeds from Revolving Facility, net of debt issuance costs – Global Ultraco Debt Facility	123,361	—	—
Proceeds from Term Facility, net of debt issuance costs – Global Ultraco Debt Facility	73,125	—	—

Proceeds from term loan facility – Original Global Ultraco Debt Facility	—	—	300,000
Proceeds from term loan facility – New Ultraco Debt Facility	—	—	16,500
Proceeds from revolving credit facility – Original Global Ultraco Debt Facility	—	—	50,000
Proceeds from revolving credit facility – New Ultraco Debt Facility	—	—	55,000
Proceeds from Holdco Revolving Credit Facility	—	—	24,000
Repayment of Term Facility – Global Ultraco Debt Facility	(49,800)	(49,800)	(12,450)
Repayment of term loan facility – New Ultraco Debt Facility	—	—	(182,930)
Repayment of revolving credit facility – Original Global Ultraco Debt Facility	—	—	(50,000)
Repayment of revolving credit facility – New Ultraco Debt Facility	—	—	(55,000)
Repayment of Holdco Revolving Credit Facility	—	—	(24,000)
Repayment of revolving credit facility – Super Senior Facility	—	—	(15,000)
Repurchase of Convertible Bond Debt	—	(14,181)	—
Repayment of Norwegian Bond Debt	—	—	(184,356)
Debt issuance costs paid to lenders	—	(18)	(6,351)
Other financing costs	(103)	—	(731)
Repurchase of Common Stock and associated fees – related party (Note 9)	(222,889)	—	—
Proceeds from issuance of shares under ATM Offering, net of commissions	—	—	27,138
Proceeds from/(payments on) equity offerings, net of issuance costs	—	201	(493)
Cash paid for taxes related to net share settlement of equity awards	(2,297)	(2,355)	(1,937)
Cash received from exercise of stock options	—	85	56
Cash used to settle fractional shares	—	—	—
Dividends paid	(16,778)	(104,991)	(25,763)
Net cash used in financing activities	(95,381)	(171,059)	(86,317)
Net (decrease)/increase in cash, cash equivalents and restricted cash	(68,564)	103,532	(2,627)
Cash, cash equivalents and restricted cash at beginning of year	189,754	86,222	88,849
Cash, cash equivalents and restricted cash at end of year	$121,190	$189,754	$86,222

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

Our Business
The Company is engaged in the business of ocean transportation of drybulk cargoes worldwide through the ownership, charter and operation of drybulk carrier vessels.

The Company’s fleet, which is comprised of Supramax and Ultramax drybulk carriers is engaged in the Company’s single set of business activities. Each of the Company’s vessels serve the same type of customer, have similar operation and maintenance requirements, operate in the same regulatory environment, and are subject to similar economic characteristics. Based on this, the Company has determined that it operates in one operating segment and has one reportable segment. As the Company’s vessels transport cargoes on behalf of customers across the globe, between countries and through international waters via many different trade routes, the disclosure of geographic information is impracticable.

The Company is a holding company incorporated in 2005, under the laws of the Republic of the Marshall Islands and is the sole owner of all of the outstanding shares of its wholly-owned subsidiaries formed in the Republic of the Marshall Islands. The primary activity of each of the subsidiaries is the ownership of a vessel. The operations of the vessels are managed by a directly wholly-owned subsidiary of the Company, Eagle Bulk Management LLC, a Republic of the Marshall Islands limited liability company. Our common stock traded on the Nasdaq Global Select Market under the symbol “EGLE” until January 3, 2023. On January 4, 2023, we transferred the listing of our common stock to the New York Stock Exchange (“NYSE”), which continues to trade under the symbol “EGLE.”

As of December 31, 2023, the Company owned and operated a modern fleet of 52 ocean-going vessels, including 22 Supramax and 30 Ultramax vessels, with a combined carrying capacity of 3.16 million deadweight ton (“dwt”) and an average age of approximately 10 years.

In addition to its owned fleet, the Company charters-in third-party vessels on both a short-term and long-term basis. As of December 31, 2023, the Company had three Ultramax vessels on a long-term charter-in basis, each with a remaining lease term of less than one year.

For each of the years ended December 31, 2023, 2022 and 2021, the Company had no charterers which individually accounted for more than 10% of the Company’s gross charter revenue.

Effective as of September 15, 2020, the Company completed a 1-for-7 reverse stock split (the “Reverse Stock Split”) of the Company’s issued and outstanding shares of common stock, par value $0.01 per share. Proportional adjustments were made to the Company’s issued and outstanding common stock, the exercise price and number of shares issuable upon exercise of all of the Company’s outstanding warrants, the exercise price and number of shares issuable upon exercise of the options outstanding under the Company’s equity incentive plans and the number of shares subject to restricted stock awards under the Company’s equity incentive plans. Furthermore, the conversion rate set forth in the indenture governing the Company’s Convertible Bond Debt was adjusted to reflect the Reverse Stock Split. No fractional shares of common stock were issued in connection with the Reverse Stock Split. Furthermore, if a shareholder held less than seven shares prior to the Reverse Stock Split, then such shareholder received cash in lieu of the fractional share. All references herein to common stock and per share data for all periods presented in these consolidated financial statements and notes thereto have been retrospectively adjusted to reflect the Reverse Stock Split.

Proposed Merger
On December 11, 2023, the Company, Star Bulk Carriers Corp. (“Star Bulk”), and Star Infinity Corp., a wholly-owned subsidiary of Star Bulk (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to approval of the Company’s shareholders and the satisfaction or (to the extent permitted by law) waiver of other specified closing conditions, Merger Sub will be merged with and into the Company (the “Proposed Merger”), with the Company surviving the merger and becoming a wholly-owned subsidiary of Star Bulk.

If the Proposed Merger is completed, each share of the Company’s common stock (other than shares held by the Company, Star Bulk, Merger Sub or any of their respective direct or indirect wholly-owned subsidiaries) will be converted into the right to receive 2.6211 validly issued, fully paid and non-assessable shares of common stock of Star Bulk (and, if applicable, cash in lieu of fractional shares) (the “Merger Consideration”), less any applicable withholding taxes. Based on the number of shares of Star Bulk common stock and the Company’s common stock outstanding and reserved for issuance as of the date the Merger Agreement was executed, immediately following the consummation of the Proposed Merger, pre-merger Star Bulk shareholders will own approximately 71% and former shareholders of the Company will own approximately 29% of Star Bulk common stock on a fully diluted basis.

The Proposed Merger is expected to close in the first half of 2024, subject to the satisfaction or waiver of certain conditions, including: (i) the authorization of the Merger Agreement by the affirmative vote of the holders of a majority of all outstanding shares of common stock of the Company entitled to vote thereon; (ii) the authorization of the issuance of shares of the Company’s common stock issuable upon the potential future conversion of Convertible Bond Debt (as defined below) in excess of the conversion share cap set forth in the Indenture (as defined below) by the affirmative vote of a majority of the votes cast by holders of common stock of the Company entitled to vote thereon; (iii) the effectiveness, which occurred on February 12, 2024, of a registration statement on Form F-4 in connection with the issuance of Star Bulk common stock as merger consideration, which includes a prospectus and a proxy statement relating to the special shareholder meeting to approve the Proposed Merger and absence of any stop order suspending the effectiveness of the Form F-4; (iv) the absence of any temporary restraining order, preliminary or permanent injunction or other judgment or law entered, enacted, promulgated, enforced or issued by any court or other governmental entity of competent jurisdiction preventing, making illegal or prohibiting the Proposed Merger or the transactions contemplated by the Merger Agreement; (v) the expiration or termination of all applicable waiting periods relating to the Proposed Merger under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of certain approvals from applicable governmental entities; and (vi) the approval of the listing on the Nasdaq Global Select Market of shares of Star Bulk common stock to be issued in the Proposed Merger as merger consideration, subject to official notice of issuance. The obligation of each of the Company and Star Bulk to consummate the Proposed Merger is also conditioned on, among other things, the accuracy of the representations and warranties made by the other party as of the closing date (subject to certain “materiality” and “material adverse effect” qualifiers) and material compliance by the other party with pre-closing covenants.
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

(b)Use of Estimates: The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates include fair values of long-lived assets (primarily vessels and operating lease right-of-use assets), recoverability of long-lived assets (primarily vessels and operating lease right-of-use assets), stock-based compensation and fair values of financial instruments (primarily derivative instruments and Convertible Bond Debt (as defined herein)), residual values of vessels, useful lives of vessels and estimated losses on accounts receivable. Actual results could differ from those estimates.

(c)Cash, Cash Equivalents and Restricted Cash: The Company considers highly liquid investments such as time deposits and certificates of deposit with an original maturity of three months or less at the time of purchase to be cash equivalents.

(d)Accounts Receivable and Credit Losses: Accounts receivable primarily includes receivables from charterers for time and voyage charter contracts. The Company maintains an allowance for expected credit losses on accounts receivable. The allowance for expected credit losses is reported in Receivables, net in the Consolidated Balance Sheets and provisions for expected credit losses are reported in Operating income in the Consolidated Statements of Operations.

The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis for accounts receivable from specific customers with known disputes or collectability issues. In estimating the amount of the allowance for credit losses, the Company considers historical collectability based on past due status, the creditworthiness of customers based on current credit evaluations, customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. For the years ended December 31, 2023, 2022 and 2021, our assessment considered business and market disruptions caused by the conflicts between Russia and Ukraine and Israel and Hamas, the COVID-19 pandemic and estimates of expected emerging credit and collectability trends. The continued volatility in market conditions and evolving shifts in credit trends are inherently difficult to predict causing variability and volatility that may have a material impact on our allowance for expected credit losses in future periods.

A summary of activity within allowance for credit losses for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Beginning balance	$3,169	$1,818	$2,357
Provision for credit losses	504	1,997	358
Write-offs of uncollectible amounts	(757)	(646)	(897)
Ending balance	$2,916	$3,169	$1,818

(e)Insurance Claims: Insurance claims are recorded net of any deductible amounts for insured damages, which are recognized when recovery is virtually certain under the related insurance policies and where the Company can make an estimate of the amount to be reimbursed following the insurance claim. Insurance claims are reported in Accounts receivable in the Consolidated Balance Sheets.

(f)Inventories: Inventories, which consist of bunkers, are recorded at cost which is determined on a first-in, first-out method. The costs of lubes, stores and spares are not recorded in the Consolidated Balance Sheets and are generally expensed as incurred in Vessel operating expenses in the Consolidated Statements of Operations.

(g)Vessels and Vessel Improvements, at Cost: Vessels are reported at cost, which consists of the contract price, and other direct costs relating to acquiring and placing a vessel in service, less accumulated depreciation. Depreciation is calculated on a straight-line basis over the estimated remaining useful life of a vessel based on the cost of the vessel reduced by its estimated scrap value. The Company estimates the useful life of a vessel to be 25 years from the date of its initial delivery from the shipyard to its original owner.

Effective January 1, 2023, we increased the estimated scrap value of our vessels from $300 per light weight ton (“lwt”) to $400 per lwt. This change was driven by increases in 15-year average scrap price trends sourced from a third-party data provider as well as similar increases by certain of our industry peer companies. The change in the estimated scrap value will result in a decrease in depreciation expense over the estimated remaining useful lives of our vessels. The impact of this change on Net income and Basic and Diluted net income per share for the year ended December 31, 2023 is as follows:

Year Ended
December 31, 2023
Increase to Net income	$3,979
Increase to Basic net income per share	$0.36
Increase to Diluted note income per share	$0.27

Vessel improvements such as scrubbers and ballast water treatment systems are capitalized and depreciated over the estimated remaining useful life of the related vessel.

(h)Recoverability of Long-Lived Assets: The Company reviews long-lived assets for potential impairment at each balance sheet date or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that an asset’s carrying amount may not be recoverable, the asset is tested for recoverability by comparing an estimate of the asset’s undiscounted cash flows, excluding interest charges, expected to be generated by its use to its carrying amount. When an asset’s estimated undiscounted cash flows is less than its carrying amount, the Company will record an impairment loss. Measurement of an impairment loss is based on the amount by which an asset’s carrying amount exceeds its estimated fair value.

When estimating the future cash flows of vessels and vessel improvements, a significant assumption made by the Company is future charter rates. The Company estimates future charter rates based on the 15-year average of the Baltic Supramax Index (“BSI”), as published by a reputable independent third-party shipping broker, and as adjusted for the actual deadweight tonnage of a given vessel.

When measuring an impairment loss, the Company uses information obtained from independent third-parties in estimating the fair value (basic charter-free market value) of a vessel.

The Company reviews, on an annual basis, the assumptions used in the estimation of undiscounted cash flows. We did not recognize any impairment charges on our vessels and vessel improvements for the years ended December 31, 2023, 2022 and 2021.

(i)Accounting for Drydocking Costs: The Company follows the deferral method of accounting for drydocking costs whereby actual costs incurred are deferred and amortized on a straight-line basis over the period through the date the next drydocking is required to become due, generally 30 months for vessels that are 15 years old or more and 60 months for vessels that are less than 15 years old. Costs deferred as part of the drydocking include direct costs that are incurred as part of the drydocking to meet regulatory requirements. Certain costs are capitalized during drydocking if they are expenditures that add economic life to the vessel, increase the vessel’s earnings capacity or improve the vessel’s efficiency. Direct costs that are deferred include the shipyard costs, parts, inspection fees, steel, blasting and painting. Expenditures for normal maintenance and repairs, whether incurred as part of the drydocking or not, are expensed as incurred. Unamortized drydocking costs of a vessel that is sold are written off and included in the calculation of the resulting gain or loss in the period of the vessel’s sale. Unamortized drydocking costs are written off as drydocking expense if a vessel is drydocked before the expiration of the applicable amortization period.

(j)Deferred Financing Costs: Fees incurred for obtaining new loans or refinancing existing ones are deferred and amortized to interest expense over the life of the related debt using the effective interest method. Unamortized deferred financing costs are written off when the related debt is extinguished. Deferred financing costs (or debt issuance costs) are reported as a reduction to the carrying value of long-term debt in the Consolidated Balance Sheets.

(k)Other Fixed Assets: Other fixed assets are stated at cost less accumulated depreciation. Depreciation is based on a straight-line basis over the estimated useful life of the asset. Other fixed assets consist principally of leasehold improvements, computers and software and are depreciated over three years. Depreciation expense for other fixed assets for the years ended December 31, 2023, 2022 and 2021 was $0.2 million, $0.2 million and $0.3 million, respectively.

(l)Leases: Operating lease liabilities are recognized at the lease commencement date based on the net present value of fixed lease payments and variable lease payments that depend on an index or rate using the discount rate implicit in the lease, or, if that rate cannot be readily determined, the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the rate that the Company would have to pay to borrow, on a collateralized basis over a similar term, an amount equal to a lease’s lease payments in a similar economic environment. Operating lease right-of-use assets are generally recognized based on the related lease liabilities. Operating lease liabilities and right-of-use assets are recognized for leases with a lease term (which includes periods covered by options to extend if the Company is reasonably certain to exercise that option) that is greater than twelve months. The Company has elected to account for short-term operating leases from time charter-in contracts and from office leases in earnings on a straight-line basis over the lease term and variable lease payments in the period in which the obligation for those payments is incurred and does not recognize operating lease right-of-use assets or operating lease liabilities for such short-term leases.

Operating lease right-of-use assets are reviewed for potential impairment at each balance sheet date or whenever events or changes in circumstances indicate that an asset group’s carrying value may not be recoverable. When the Company determines that an operating lease right-of-use asset’s carrying amount may not be recoverable, the asset is tested for recoverability by comparing an estimate of the asset’s undiscounted cash flows expected to be generated by its use to its carrying amount. The Company estimates the future cash flows of an operating lease right-of-use asset using BSI forward curve data and time charter market rates that best align to an operating lease’s remaining lease term, as published by independent third-party sources. For the years ended December 31, 2023 and 2022, the Company recorded impairment losses on operating lease right-of-use assets of $0.7 million and $2.2 million, respectively. These losses were driven by declines in the freight rate environment as compared to certain operating leases with relatively higher fixed hire rates. No impairment loss on operating lease right-of-use assets was recorded for the year ended December 31, 2021.

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

At the inception of a time charter, the Company records the difference between the cost of bunkers from the previous charterer and the cost of bunkers sold to the current charterer as a gain or loss within voyage expenses. Additionally, the Company records lower of cost and net realizable value adjustments to re-value the bunker fuel on a quarterly basis for certain time charter agreements where the inventory is subject to gains and losses. These differences in bunkers, including any lower of cost and net realizable value adjustments, resulted in a net gain of $5.9 million, $8.1 million and $6.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. Additionally, voyage expenses include the cost of bunkers consumed during the ballast period for time charter voyages. The ballast period starts from the completion of the previous voyage and ends on the delivery of the vessel to the current charterer.

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

(q)Earnings Per Share: The computation of basic net income per share is based on income available to common stockholders divided by the weighted average number of common shares outstanding for the reporting period. Diluted net income per share gives effect to dilutive securities, unless the impact of such securities is anti-dilutive.

(r)Interest Rate Risk Management: The Company is exposed to the impact of changes in benchmark interest rates on its outstanding debt under the Term Facility and Revolving Facility as part of the Global Ultraco Debt Facility (as each of these terms is defined below.) The Company manages its exposure to the impact of changes in benchmark interest rates on its earnings and cash flows through the use of interest rate swaps. See Note 7. Debt and Note 8.  Derivative Instruments for additional information.

(s)Taxation: The Company is a Republic of the Marshall Islands Corporation and under the laws of the Republic of the Marshall Islands, the Company’s shipowning companies are not subject to tax on international shipping income.

Under the United States Internal Revenue Code of 1986, as amended (the “Code”), a foreign corporation engaged in the international operation of ships will be exempt from U.S. federal income tax on its shipping income if it meets certain requirements under §883 of the Code and certain regulations thereunder. For the years ended December 31, 2023, 2022 and 2021, the Company believes that its operations qualify for exemption under §883 of the Code by virtue of satisfying the Country of Organization Requirement and Ownership Requirement. The U.S. Treasury Department recognizes the Republic of the Marshall Islands as a “qualified foreign country” for purposes of satisfying the Country of Organization Requirement and the Company satisfied the Ownership Requirement by virtue of its Common Stock being primarily and regularly traded on an established securities market in the United States. Therefore, we believe that we are not subject to United States federal taxes on United States source shipping income.

(t)Stock-Based Compensation: The Company generally measures stock-based compensation based on the fair value of the award at the date of grant and recognizes the related expense over the vesting period on a straight-line basis using the graded vesting method. The grant date fair value of stock options is generally estimated using the Black-Scholes option pricing model. The grant date fair value of stock-based compensation awards that are contingent upon a total shareholder return-based market condition is generally estimated using a Monte Carlo simulation model. Expense for stock-based compensation awards that include performance conditions are initially calculated and subsequently remeasured based on the outcome deemed probable of occurring, and recognized over the vesting period, with the ultimate amount of expense recognized based on the actual performance outcome. Expense for stock-based compensation awards that include market conditions are calculated based on grant date fair value and recognized over the vesting period, whether or not, and regardless to what extent, the market condition is satisfied. Forfeitures of stock-based compensation are accounted for as they occur. See Note 15. Stock Incentive Plans for additional information.

(u)Collateral on Derivatives: The Company separately presents the right to reclaim cash collateral or the obligation to return cash collateral from the fair value of derivative instruments. The amount of collateral required to be posted is defined in the terms of respective master agreements executed with counterparties or exchanges and is required when agreed-upon threshold limits are exceeded. As of December 31, 2023 and 2022, the Company posted cash collateral related to derivative instruments under its collateral security arrangements of $2.2 million and $0.9 million, respectively, which is recorded within Collateral on derivatives in the Consolidated Balance Sheets.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, (“ASU 2020-06”). ASU 2020-06 simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a cash conversion feature and (2) convertible instruments with a beneficial conversion feature. As a result, after adopting the ASU’s guidance, entities will not separately present in equity an embedded conversion feature in such debt. Instead, the entity will account for a convertible debt instrument wholly as debt, and for convertible preferred stock wholly as preferred stock (i.e., as a single unit of account), unless (1) a convertible instrument contains features that require bifurcation as a derivative under Accounting Standards Codification (“ASC”) 815, Derivatives and Hedging, or (2) a convertible debt instrument was issued at a substantial premium. The Company adopted ASU 2020-06 as of January 1, 2022, under the modified retrospective approach. Accordingly, the Convertible Bond Debt no longer required bifurcation and separate accounting of its equity component and the related debt discount will no longer be amortized to interest expense over the life of the bond. An adjustment to opening retained earnings as of January 1, 2022 of $8.7 million was recorded within Accumulated deficit reflecting the cumulative impact of adoption. Additionally, a $20.7 million reduction to Additional paid-in capital was recorded to reverse the equity component and an offsetting $12.0 million was recorded within Convertible Bond Debt, net of debt discount and debt issuance costs as a reversal of the debt discount.
In March 2020, the FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”). ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform. ASU 2020-04 establishes (1) a general contract modification principle that entities can apply in other areas that may be affected by reference rate reform and (2) certain elective hedge accounting expedients. In June 2023, the Company modified certain interest rate swap agreements to coincide with the Global Ultraco Refinancing (as defined below). The Company utilized certain expedients under ASU 2020-04 to conclude that the modifications should be accounted for as continuations of the existing swap agreements, which had no impact on our consolidated financial statements. See Note 7. Debt and Note 8.  Derivative Instruments for additional information.

Recently Issued Accounting Pronouncements Not Yet Effective
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 expands reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, and an amount and description of its composition for other segment items and interim disclosures of a reportable segment’s profit or loss and assets. ASU 2023-07 also requires that all segment-related disclosures required by FASB Topic 280 (Segment Reporting) be made by entities that have a single reportable segment. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-07 on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 expands income tax disclosure requirements, primarily through enhanced disclosures about rate reconciliations, income taxes paid and certain other income tax-related disclosures, while also removing certain income tax-related disclosures deemed to no longer be cost beneficial or relevant. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2023-09 on its consolidated financial statements.

Note 3. Supplemental Cash and Cash Flow Information
Cash, cash equivalents and restricted cash on the Consolidated Statements of Cash Flows consists of the following:

	December 31, 2023	December 31, 2022	December 31, 2021
Cash and cash equivalents	$118,615	$187,155	$86,147
Restricted cash – noncurrent	2,575	2,599	75
	$121,190	$189,754	$86,222

Cash paid for interest for the years ended December 31, 2023, 2022 and 2021 totaled $30.1 million, $26.0 million and $29.6 million, respectively.
Cash received from/(paid for) interest rate swap agreements for the years ended December 31, 2023, 2022 and 2021 totaled $9.7 million, $1.7 million and $(0.4) million, respectively.
A summary of non-cash investing and financing activities is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Accruals and accounts payable for the purchase of vessels and vessel improvements	$191	$30	$73
Accruals and accounts payable for the purchase of scrubbers and ballast water treatment systems	$255	$388	$3,307
Accounts payable for the purchase of other fixed assets	$77	$—	$—
Accruals for dividends payable	$371	$2,245	$491
Fair value of warrants issued as consideration for the purchase of vessels	$—	$—	$10,680
Note 4.  Vessels and Vessel Improvements
As of December 31, 2023, the Company’s owned fleet consisted of 52 drybulk vessels.

Activity within Vessels and vessel improvements is as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Beginning balance	$891,877	$908,076
Acquisition of vessels and vessel improvements	86,255	28,289
Sale of vessels	(31,641)	(5,592)
Purchase and installation of BWTS	4,128	8,794
Depreciation expense	(46,321)	(47,690)
Ending balance	$904,298	$891,877

Vessel Acquisitions and Sales

During the years ended December 31, 2023 and 2022, the Company completed the following acquisition and sale transactions:

Vessel	Type	Scrubber-Fitted	Dwt (in thousands)	Year Built	Delivery Date	Total Consideration ($ in millions)
Vessel Acquisitions
Halifax Eagle	Ultramax	✓	63.7	2020	May 2023	$30.1
Vancouver Eagle	Ultramax	✓	63.7	2020	May 2023	$30.1
Gibraltar Eagle(1)	Ultramax		63.6	2015	February 2023	$24.3
Tokyo Eagle	Ultramax	✓	61.2	2015	November 2022	$27.5
Vessel Sales
Sankaty Eagle	Supramax		58.0	2011	July 2023	(2)
Newport Eagle	Supramax		58.0	2011	May 2023	(2)
Montauk Eagle	Supramax		58.0	2011	May 2023	(2)
Jaeger(3)	Supramax		52.5	2004	March 2023	$9.0
Cardinal(4)	Supramax		55.4	2004	August 2022	$15.8
(1)The Company paid a deposit of $3.6 million on this vessel as of December 31, 2022. The balance of consideration was paid upon delivery of the vessel.
(2)The vessels Montauk Eagle, Newport Eagle and Sankaty Eagle were sold for total consideration of $49.8 million. The Company recorded a gain of $16.4 million upon the sale of these vessels in the Consolidated Statement of Operations for the year ended December 31, 2023.
(3)The Company recorded a gain of $3.3 million upon sale of this vessel in the Consolidated Statement of Operations for the year ended December 31, 2023.
(4)The Company recorded a gain of $9.3 million upon sale of this vessel in the Consolidated Statement of Operations for the year ended December 31, 2022.
Ballast Water Treatment Systems

As of December 31, 2023, each of our owned vessels have ballast water treatment systems (“BWTS”) installed. For the years ended December 31, 2023 and 2022, the Company incurred $2.3 million and $6.2 million of costs, respectively, related to the acquisition and installation of BWTS.

Note 5.  Deferred Drydock Costs
Amortization of deferred drydocking costs for the years ended December 31, 2023, 2022 and 2021 totaled $14.0 million, $13.2 million and $8.7 million, respectively.

Cash paid for drydocking costs for the years ended December 31, 2023, 2022 and 2021 totaled $14.4 million, $18.4 million and $21.9 million, respectively.

Activity within Deferred drydock costs, net is as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Beginning Balance	$42,849	$37,093
Drydocking expenditures	14,397	18,422
Accrued drydocking expenditures	701	589
Amortization expense	(13,999)	(13,244)
Write-off due to sale of vessels	(5,231)	(11)
Ending Balance	$38,717	$42,849
Note 6.  Other Accrued Liabilities
Other accrued liabilities consists of the following:

	December 31, 2023	December 31, 2022
Vessel operating and voyage expenses	$9,437	$11,877
General, administrative and other operating expenses	9,864	8,516
Vessel improvement and drydocking costs	3,525	2,666
Dividends payable	670	1,038
	$23,496	$24,097
Note 7. Debt
Long-term debt consists of the following:

	December 31, 2023			December 31, 2022
	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value	Principal Amount Outstanding	Debt Discounts and Debt Issuance Costs	Carrying Value
Convertible Bond Debt	$104,119	$(229)	$103,890	$104,119	$(620)	$103,499
Global Ultraco Debt Facility – Term Facility	262,950	(5,305)	257,645	237,750	(6,767)	230,983
Global Ultraco Debt Facility – Revolving Facility	125,000	(2,732)	122,268	—	—	—
Total debt	492,069	(8,266)	483,803	341,869	(7,387)	334,482
Less: Current portion – Convertible Bond Debt	(104,119)	229	(103,890)	—	—	—
Less: Current portion – Global Ultraco Debt Facility	(49,800)	—	(49,800)	(49,800)	—	(49,800)
Total long-term debt	$338,150	$(8,037)	$330,113	$292,069	$(7,387)	$284,682

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

The outstanding Convertible Bond Debt will mature on August 1, 2024 (the “Maturity Date”), unless earlier repurchased, redeemed or converted pursuant to its terms. From time to time, the Company may, subject to market conditions and other factors and to the extent permitted by law, opportunistically repurchase the Convertible Bond Debt in the open market or through privately negotiated transactions. The Company may not otherwise redeem the Convertible Bond Debt prior to the Maturity Date.

Each holder has the right to convert any portion of the Convertible Bond Debt, provided such portion is of $1,000 or a multiple thereof, at any time prior to the close of business on the business day immediately preceding the Maturity Date. The conversion rate of the Convertible Bond Debt after adjusting for the Reverse Stock Split and the Company’s cash dividends declared through December 31, 2023 is 31.6207 shares of the Company's common stock per $1,000 principal amount of Convertible Bond Debt, which is equivalent to a conversion price of approximately $31.62 per share of its common stock (subject to further adjustments for future dividends).

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

Share Lending Agreement

In connection with the issuance of the Convertible Bond Debt, certain persons entered into an arrangement (the “Share Lending Agreement”) to borrow up to 511,840 shares of the Company’s common stock through share lending arrangements from Jefferies LLC (“JCS”), an initial purchaser of the Convertible Bond Debt. In connection with the foregoing, the Company entered into an agreement with an affiliate of JCS to lend up to 511,840 newly issued shares of the Company’s common stock. The number of shares loaned under the Share Lending Agreement have been adjusted for the Reverse Stock Split. As of December 31, 2023, the fair value of the 511,840 outstanding loaned shares was $28.4 million based on the closing price of the Company’s common stock on December 31, 2023. In connection with the Share Lending Agreement, JCS paid $0.03 million representing a nominal fee per borrowed share, equal to the par value of the Company’s common stock.

While the share lending agreement does not require cash payment upon return of the shares, physical settlement is required (i.e., the loaned shares must be returned at the end of the arrangement). In view of this share return provision and other contractual undertakings of JCS in the Share Lending Agreement, which have the effect of substantially eliminating the economic dilution that otherwise would result from the issuance of borrowed shares, the loaned shares are not considered issued and outstanding for the purpose of computing and reporting the Company’s basic and diluted weighted average shares or net income per share. If JCS were to file bankruptcy or commence similar administrative, liquidating or restructuring proceedings, the Company will have to consider the 511,840 shares lent to JCS as issued and outstanding for the purposes of calculating net income per share.

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

The Global Ultraco Refinancing provided for additional loan capacity of up to $175.0 million, thereby increasing the aggregate principal amount of senior secured credit facilities under the Global Ultraco Debt Facility to $485.3 million (from $310.3 million under the Original Global Ultraco Debt Facility). Additional amounts provided under the Global Ultraco Refinancing included: (i) an additional term loan of up to $75.0 million, thereby increasing the aggregate principal amount of term loans under the Global Ultraco Debt Facility to $300.3 million (the “Term Facility”) and (ii) an additional revolving credit facility in an aggregate principal amount of $100.0 million, thereby increasing the aggregate principal amount of revolving credit facilities available under the Global Ultraco Debt Facility to $185.0 million which shall be reduced beginning on September 15, 2023 and every three months thereafter, by twenty-one consecutive reductions of $5.445 million (the “Revolving Facility”). Proceeds from the Global Ultraco Refinancing are to be used for general corporate and working capital purposes, including, but not limited to vessel purchases, capital improvements, stock buybacks or equity repurchases, retirement of debt and other strategic initiatives.

During the year ended December 31, 2023, the Company borrowed $75.0 million under the Term Facility and $125.0 million under the Revolving Facility and repaid $49.8 million under the Term Facility.

As of December 31, 2023 and December 31, 2022, the undrawn portion of the Revolving Facility was $49.1 million and $100.0 million, respectively.

In August 2023, the Company entered into three interest rate swaps for a total notional amount of $75.0 million to fully hedge the SOFR-based floating interest rate exposure on amounts borrowed under the Term Facility during 2023. See Note 8.  Derivative Instruments for additional details on outstanding interest rate derivatives.

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

The Global Ultraco Debt Facility is secured by, among other items, a first priority mortgage on 52 of the Company’s owned vessels, as identified in the Global Ultraco Debt Facility, and such other vessels that the Company may, from time to time, include with the approval of the Lenders (collectively, the “Eagle Vessels”). The Global Ultraco Debt Facility contains standard affirmative and negative covenants as well as certain financial covenants. The financial covenants require the Company, on a consolidated basis, to maintain at all times (a) (i) cash and cash equivalents or (ii) undrawn Revolving Facility commitments up to seven months prior to the Loan Maturity Date not less than the greater of (i) $0.6 million per vessel owned directly or indirectly by the Company and its subsidiaries or (ii) 7.5% of consolidated total debt; (b) a debt to capitalization ratio of not greater than 0.60:1.00; and (c) positive working capital (excluding the current portions of operating lease liabilities and long-term debt). Additionally, the Company has to ensure that the aggregate fair market value of the Eagle Vessels is not less than 140% of the aggregate principal amounts outstanding under the Global Ultraco Debt Facility. As of December 31, 2023, the Company was in compliance with all applicable financial covenants under the Global Ultraco Debt Facility.

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

Prior to the Global Ultraco Refinancing, in October 2021, the Company entered into four interest rate swaps for the notional amount of $300.0 million of the term facility under the Original Global Ultraco Debt Facility to hedge the Original Global Ultraco Debt Facility’s LIBOR-based floating interest rate. In June 2023, the Company modified its then outstanding interest rate swap agreements to replace the underlying benchmark interest rate from LIBOR to SOFR with all other material terms remaining unchanged. See Note 8.  Derivative Instruments for additional details on outstanding interest rate derivatives.

Holdco Revolving Credit Facility

On March 26, 2021, Eagle Bulk Holdco LLC (“Holdco”), a wholly-owned subsidiary of the Company entered into a Credit Agreement (“Holdco Revolving Credit Facility”) made by and among (i) Holdco, as borrower, (ii) the Company and certain wholly-owned vessel-owning subsidiaries of Holdco, as joint and several guarantors, (iii) the banks and financial institutions named therein as lenders (together with their successors and assigns, the “RCF Lenders”), (iv) Crédit Agricole and Nordea Bank ABP, New York Branch, as mandated lead arrangers and (v) Crédit Agricole, as arranger, facility agent and security trustee for the RCF Lenders. Borrowings under the Holdco Revolving Credit Facility were repaid in full on October 1, 2021 from the proceeds of the Original Global Ultraco Debt Facility.

New Ultraco Debt Facility

On January 25, 2019, Eagle Bulk Ultraco LLC (“Ultraco”), a wholly-owned subsidiary of the Company, entered into a senior secured credit facility, (the “New Ultraco Debt Facility”), which provided for a term loan facility and a revolving credit facility. The proceeds from the New Ultraco Debt Facility were used to repay in full the outstanding debt including accrued interest under a credit agreement entered into by Ultraco on June 28, 2017 and a credit agreement entered into by Eagle Shipping LLC, a wholly-owned subsidiary of the Company, on December 8, 2017 and for general corporate purposes. The Company repaid the New Ultraco Debt Facility in full from the proceeds of the Original Global Ultraco Debt Facility.

Super Senior Facility

In December 2017, Eagle Bulk Shipco LLC, a wholly-owned subsidiary of the Company (“Shipco”) entered into a revolving credit facility in an aggregate amount of up to $15.0 million (the “Super Senior Facility”). During the third quarter of 2021, the Company cancelled the Super Senior Facility. There were no outstanding amounts under the facility, and the Company recorded $0.1 million as Loss on debt extinguishment in the Consolidated Statement of Operations for the year ended December 31, 2021.

Norwegian Bond Debt

In November 2017, Shipco issued $200.0 million in aggregate principal amount of 8.25% Senior Secured Bonds (the “Norwegian Bond Debt”). After giving effect to an original issue discount of approximately 1% and deducting offering expenses of $3.1 million, the net proceeds from the issuance of the Norwegian Bond Debt was approximately $195.0 million. Interest on the Norwegian Bond Debt accrued at a rate of 8.25% per annum and the Norwegian Bond Debt was to mature on November 28, 2022.

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

A summary of interest expense for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Convertible Bond Debt	$5,206	$5,547	$5,738
Global Ultraco Debt Facility – Term Facility (1)	9,657	8,310	2,474
Global Ultraco Debt Facility – Revolving Facility	5,141	—	—
Norwegian Bond Debt	—	—	11,710
New Ultraco Debt Facility (2)	—	—	4,335
Holdco Revolving Credit Facility	—	—	314
Super Senior Facility	—	—	30
Commitment fees on revolving credit facilities	860	994	573
Amortization of debt discount and debt issuance costs	2,738	2,130	7,083
	$23,602	$16,981	$32,257
(1)Interest expense on the Global Ultraco Debt Facility includes a reduction of $9.6 million, and $1.9 million of interest for the years ended December 31, 2023 and 2022, respectively, and includes $0.5 million of interest from interest rate derivatives designated as hedging instruments for the year ended December 31, 2021. See Note 8.  Derivative Instruments for additional information.
(2)Interest expense on the New Ultraco Debt Facility includes $0.5 million of interest from interest rate derivatives designated as hedging instruments for the year ended December 31, 2021. See Note 8.  Derivative Instruments for additional information.

The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the years ended December 31, 2023, 2022 and 2021, but excludes the impact on interest from interest rate derivatives designated as hedging instruments. In addition, the following table presents the range of contractual interest rates on the Company’s debt obligations, excluding the impact of costs associated with commitment fees on revolving facilities for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average effective interest rate	7.76%	5.00%	6.31%
Range of interest rates (from)	5.00% to 8.02%	2.35% to 6.87%	2.24% to 8.25%

The following table presents the weighted average effective interest rate on the Company’s debt obligations, including the impact on interest from interest rate derivatives designated as hedging instruments as well as amortization of debt discounts and debt issuance costs and costs associated with commitment fees on revolving facilities for the years ended December 31, 2023, 2022 and 2021.

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Weighted average effective interest rate, including hedging instruments	5.52%	4.49%	6.50%

Scheduled Debt Maturities

The following table presents the scheduled maturities of principal amounts of our debt obligations for the next five years.

	Convertible Bond Debt (1)	Global Ultraco Debt Facility – Revolving Facility (2)	Global Ultraco Debt Facility – Term Facility	Total
2024	$104,119	$—	$49,800	$153,919
2025	—	—	49,800	49,800
2026	—	16,230	49,800	66,030
2027	—	21,780	49,800	71,580
2028	—	86,990	63,750	150,740
	$104,119	$125,000	$262,950	$492,069
(1)This amount represents the aggregate principal amount of the Convertible Bond Debt outstanding that would be payable in cash upon maturity if no holder of the Convertible Bond Debt elects conversion pursuant to the Indenture.
(2)Represents amounts payable based on the amount outstanding under the Revolving Facility as of December 31, 2023 and the timing of contractual reduction in capacity of the Revolving Facility. The amount and timing of actual repayments may change as a result of additional future borrowings or repayments under the Revolving Facility.
Note 8.  Derivative Instruments
The Company uses interest rate swaps to manage its exposure to interest rate risk on its debt. Generally, the Company enters into interest rate swaps with the objective of effectively converting debt from a floating-rate to a fixed-rate obligation. As of December 31, 2023, the Company’s outstanding interest rate swaps were designated as hedging instruments and qualified as cash flow hedges.

For derivative instruments that are designated and qualify as a cash flow hedge, the gain or loss on the derivative instrument is reported as a component of Other comprehensive (loss)/income and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings and is presented in the same line item in the Consolidated Statements of Operations as the earnings effect of the hedged item.

The Company uses forward freight agreements (“FFAs”), bunker swaps and EU Emission Allowance (“EUA”) futures to manage its exposure to changes in charter hire rates, market bunker prices and market EUA prices, respectively. Generally, the Company enters into FFAs with the objective of effectively fixing charter hire rates for future charter transactions, bunker swaps with the objective of effectively fixing forecasted bunker transactions and EUA futures with the objective of fixing forecasted EUA obligations under the EU Emissions Trading System. The Company utilizes these derivative instruments to economically hedge these risks and does not designate them as hedging instruments.

For derivative instruments that are not designated as hedging instruments, changes in the fair value of the instruments and the gain or loss ultimately realized upon settlement of the derivative are reported in Realized and unrealized (gain)/loss on derivative instruments, net in the Consolidated Statements of Operations.

As of December 31, 2023, the Company has International Swaps and Derivatives Association agreements with five financial institutions which contain netting provisions. In addition to a master agreement with the Company supported by a primary parent guarantee on either side, the Company also has associated credit support agreements in place with the one counterparty which, among other things, provide the circumstances under which either party is required to post eligible collateral when the market value of transactions covered by these agreements exceeds specified thresholds. The Company does not expect non-performance by any of these counterparties.

Interest rate swaps

In June 2023, the Company modified its then outstanding interest rate swap agreements to replace the underlying benchmark interest rate from LIBOR to SOFR with all other material terms remaining unchanged. As discussed in Note 2. Significant Accounting Policies, the Company utilized certain expedients under ASU 2020-04 to account for these modifications as continuations of existing agreements which had no impact on our consolidated financial statements.

As of December 31, 2023, the Company had the following outstanding interest rate swaps that were designated and qualified as cash flow hedges.

Range of Fixed Rates	Weighted Average Fixed Rate	Notional Amount Outstanding
0.62% to 4.47%	1.74%	$262,950

The effect of these derivative instruments on the Consolidated Balance Sheets as of December 31, 2023 and 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives designated as hedging instruments
Interest rate contracts – interest rate swaps
	Fair value of derivative assets – current	$6,824	$8,479
	Fair value of derivative assets – noncurrent	3,136	8,184
		$9,960	$16,663

	Fair value of derivative liabilities – noncurrent	$(1,505)	$—
		$(1,505)	$—

The effect of these instruments on the Consolidated Statements of Operations and the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Gain/(Loss) Recognized in Other Comprehensive (Loss)/Income for the Year Ended				Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings for the Year Ended
Derivatives in Cash Flow Hedging Relationships	December 31, 2023	December 31, 2022	December 31, 2021	Location of Gain/(Loss) Reclassified from Accumulated Other Comprehensive Income into Earnings	December 31, 2023	December 31, 2022	December 31, 2021
Interest rate contracts
Interest rate swaps	$1,523	$16,609	$2,106	Interest expense	$9,621	$1,947	$(913)

Further information on the effect of these instruments on the Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Accumulated other comprehensive income/(loss), beginning balance	$16,549	$1,886	$(1,132)
Gain recognized in other comprehensive (loss)/income	1,523	16,609	2,106
(Gain)/loss reclassified from other comprehensive (loss)/income into earnings	(9,621)	(1,947)	913
Accumulated other comprehensive income, ending balance	$8,451	$16,549	$1,886

Of the amount recorded in Accumulated other comprehensive income as of December 31, 2023, $7.0 million is expected to be reclassified into earnings within the next twelve months.

Forward freight agreements, bunker swaps and EU emission allowance futures

As of December 31, 2023, $2.1 million, $0.1 million and less than $0.1 million of collateral was pledged related to outstanding FFAs, bunker swaps and EUA futures, respectively. See Note 2. Significant Accounting Policies for a discussion of the Company’s policy on collateral on derivatives.

As of December 31, 2023, the Company had outstanding bunker swap agreements to purchase 1,270 metric tons of low sulphur fuel oil for prices ranging between $527 and $532 per metric ton that will expire during the first quarter of 2024.

As of December 31, 2023, the Company had outstanding EUA futures to purchase 3,000 allowances for $80 thousand per thousand allowances that will settle in December 2024.

A summary of outstanding FFAs as of December 31, 2023 is as follows:

FFA Period	Average FFA Contract Price(1)	Number of Days Hedged
Quarter ending March 31, 2024 – Buy Positions	$—	—
Quarter ending March 31, 2024 – Sell Positions	$13,479	540
(1)Presented in whole dollars.

The effect of these derivative instruments on the Consolidated Balance Sheets as of December 31, 2023 and 2022 is as follows:

	Fair Value of Derivative Assets/(Liabilities)
	Balance Sheet Location	December 31, 2023	December 31, 2022
Derivatives not designated as hedging instruments
Commodity contracts – FFAs
	Fair value of derivative liabilities – current	$(464)	$(70)

Commodity contracts – Bunker swaps
	Fair value of derivative liabilities – current	$(14)	$(93)

Commodity contracts – EUA futures
	Fair value of derivative liabilities – current	$(1)	$—

The effect of these instruments on the Consolidated Statements of Operations, which is presented in Realized and unrealized (gain)/loss on derivative instruments, net for the years ended December 31, 2023, 2022 and 2021 is as follows:

	(Gain)/Loss Recognized in Earnings for the Year Ended
Derivatives not designated as hedging instruments	December 31, 2023	December 31, 2022	December 31, 2021
Commodity contracts
FFAs – realized (gain)/loss	$(1,880)	$(11,433)	$41,139
Bunker swaps – realized gain	(568)	(4,358)	(2,963)
	(2,448)	(15,791)	38,176
FFAs – unrealized loss	574	1,464	59
Bunker swaps – unrealized (gain)/loss	(79)	468	9
EU Allowance futures – unrealized loss	1	—	—
	496	1,932	68
Realized and unrealized (gain)/loss on derivative instruments, net	$(1,952)	$(13,859)	$38,244
Note 9. Stockholders’ Equity
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

On December 10, 2023, the Board approved an amendment (the “Rights Agreement Amendment”) to the Rights Agreement. The Rights Agreement Amendment prevents the approval, execution, delivery or performance of the Merger Agreement, the Voting Agreements (as defined in the Merger Agreement), or the consummation of the Proposed Merger, from, among other things (i) resulting in Star Bulk being an Acquiring Person (as defined in the Rights Agreement) or (ii) resulting in the occurrence of a Distribution Date (as defined in the Rights Agreement) or a Shares Acquisition Date (as defined in the Rights Agreement). The Rights Agreement Amendment also exempts the transactions contemplated by the Merger Agreement and the Voting Agreements (as defined in the Merger Agreement) from the provisions of the Right Agreement relating to a Qualifying Offer (as defined in the Rights Agreement). The Rights Agreement Amendment further provides that the Rights (as defined in the Rights Agreement) will expire in their entirety immediately prior to the effective time of the Proposed Merger without any payment being made in respect thereof.

Common Stock Repurchase – Related Party

On June 22, 2023, the Company entered into an agreement to purchase 3,781,561 shares of Common Stock from OCM Opps EB Holdings Ltd. (“EB Holdings”, or, the “Seller”), a related party, for $58.00 per share, or an aggregate purchase price of $219.3 million (the “Share Repurchase”). The Share Repurchase closed on June 23, 2023. The shares purchased, which comprised the Seller’s entire ownership position of Common Stock as of the date of the Share Repurchase, represented 28% of the outstanding Common Stock as of that date and were immediately retired. The Company incurred $3.6 million of fees and transaction costs with third parties in direct connection with the Share Repurchase.

Common Stock Repurchase Program

On October 4, 2021, the Company announced a share repurchase program under which the Company may purchase up to $50.0 million of the Company’s Common Stock. The timing, volume and nature of transactions under this program will be at the Board’s discretion and may be made through open market transactions or privately negotiated transactions, including under plans complying with Rule 10b5-1 under the Exchange Act. This program has no expiration date and may be suspended or terminated by the Company at any time without prior notice. As of December 31, 2023, no shares have been repurchased under this program.

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

On November 2, 2023, the Board declared a cash dividend of $0.10 per share to be paid on November 22, 2023 to shareholders of record at the close of business on November 14, 2023.

For the year ended December 31, 2023, the Company paid $16.8 million in dividends.

ATM Offering

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
Note 10. Fair Value Measurements
Assets and liabilities measured at fair value on a recurring basis with their corresponding level of the fair value hierarchy as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022	Fair Value Level
Cash, cash equivalents and restricted cash	$121,190	$189,754	Level 1
Collateral on derivatives	2,219	909	Level 1
Fair value of derivative assets – current	6,824	8,479	Level 2
Fair value of derivative assets – noncurrent	3,136	8,184	Level 2
Fair value of derivative liabilities – current	479	163	Level 2
Global Ultraco Debt Facility – Term Facility (1)	262,950	237,750	Level 2
Global Ultraco Debt Facility – Revolving Facility (1)	125,000	—	Level 2
Convertible Bond Debt (2)	181,542	172,661	Level 2
Fair value of derivative liabilities – noncurrent	1,505	—	Level 2
(1)The fair value of floating-rate debt is estimated to be equal to its outstanding principle amount since it bears a variable interest rate that resets every three months.
(2)The fair value of the Convertible Bond Debt is estimated based on pricing data (including observable trade information) sourced from Bloomberg.com.
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

Long-term debt—The fair value of the Convertible Bond Debt, which is traded in the over-the-counter market, is estimated based on quoted prices for identical instruments in markets that are not active. The aggregate outstanding principal amounts of the Term Facility and Revolving Facility under the Global Ultraco Debt Facility approximates their fair value, due to their variable interest rates.

Derivative assets and liabilities—The fair value of derivative assets and liabilities, which includes interest rate swaps, FFAs, bunker swaps and EUA futures, is estimated using observable inputs for similar instruments as of the measurement date and standard valuation techniques to convert future amounts to a single present amount assuming that participants are motivated, but not compelled to transact.

The carrying value of other financial assets and liabilities (primarily accounts receivable, accounts payable and other accrued expenses) approximate their fair value due to the relative short-term nature of the instruments.

The Company applies the fair value measurement framework under ASC 820, Fair Value Measurement, which established a fair value hierarchy for inputs to valuation techniques used to measure fair value. The three levels of inputs used in measuring fair value are as follows:

•Level 1 – Quoted prices in active markets for identical assets or liabilities.
•Level 2 – Quoted prices for similar assets and liabilities in active markets, quoted prices for identical assets and liabilities in markets that are not active or other observable inputs.
•Level 3 – Inputs that are unobservable.
Note 11.  Commitments and Contingencies
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

In accordance with U.S. GAAP, the Company accrues for contingent liabilities when it is probable that such a liability has been incurred and the amount of loss can be reasonably estimated. The Company evaluates its outstanding legal proceedings each quarter to assess its contingent liabilities and adjusts such liabilities, as appropriate, based on management’s best judgment after consultation with counsel. For the year ended December 31, 2023, the Company recorded a reversal of $0.6 million of costs associated with contingent liabilities. The Company’s costs associated with contingent liabilities for the years ended December 31, 2022 and 2021 were $4.8 million and $2.8 million, respectively. There is no assurance that the Company’s contingent liabilities will not need to be adjusted in the future.
Note 12. Leases
The Company has two primary types of contracts that are accounted for as leases: time charter agreements and office lease agreements.

Time charter-out contracts

The Company’s shipping revenues are principally generated from time charters and voyage charters. In a time charter contract, the vessel is hired by the charterer for a specified period of time in exchange for consideration which is based on a daily hire rate. The charterer has the full discretion over the ports visited, shipping routes and vessel speed. The contract (also referred to as a charter party) generally provides typical warranties regarding the speed and performance of the vessel. The charter party also provides the vessel’s owner certain protective restrictions (e.g., the vessel is sent only to safe ports, the operation of the vessel maintain compliance with applicable sanction laws and the vessel carries only lawful or non-hazardous cargo). In a time charter-out contract, the Company is responsible for costs incurred for running the vessel (e.g., crew costs, vessel insurance, repairs and maintenance and lubes) and the charterer is responsible for voyage-related costs (e.g., bunker costs, port charges and canal tolls) during the hire period. Lease terms for time charter-out contracts generally range from 30 days to 2 years, however, typically include options to extend the lease term. Time charter-out contracts are accounted for as operating leases. The Company records revenue generated from time charter-out contracts on a straight-line basis over the term of the related time charter agreement as Revenues, net in the Consolidated Statements of Operations. See Note 13.  Revenue for additional information.

A summary of lease payments expected to be received on fixed time charter-out contracts, net of commission, assuming no off-hire days, other than those related to scheduled interim or special surveys of the related vessel and excluding any voyage expenses associated with such contracts, as of December 31, 2023 is as follows:

Year:	Time Charter-Out Contracts
2024	$16,401
2025	—
2026	—
2027	—
2028	—
Thereafter	—
$16,401
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

A summary of time charter-in contracts with lease terms greater than twelve months outstanding as of December 31, 2023 is as follows:

Vessel	Description	Dwt (in thousands)	Hire Rate	End of Minimum Period	Available Options (1)
Tai Stamina	2021-built Ultramax	64.5	$6,300 plus 58% of the BSI	July 2024	10 to 12 months at $7,500 plus 58% of the BSI
Tai Star	2016-built Ultramax	62.5	$17,500	May 2024	11 to 13 months at $19,500
Tai Stride	2022-built Ultramax	64.5	$8,500 plus 57.5% of the BSI	April 2024	11 to 13 months at $9,500 plus 57.5% of the BSI
(1)Options available under time charter-in contracts are solely the Company’s as charterer, however, due to the volatility of freight rates, the Company generally concludes that it is not reasonably certain to exercise any options to extend the lease term at lease commencement, and therefore, does not include these option periods in the measurement of lease liabilities and right-of-use assets until such options are exercised.
For the years ended December 31, 2023 and 2022, the Company recorded impairment losses on operating lease right-of-use assets of $0.7 million and $2.2 million, respectively. These losses were driven by declines in the freight rate environment as compared to certain operating leases with relatively higher fixed hire rates.

Office leases

The Company leases office space at 300 First Stamford Place, Stamford, Connecticut 06902. In addition, we lease offices in Singapore and Copenhagen, Denmark. Our office lease in Stamford, Connecticut expires in December 2028. Our office leases in Singapore expire in March 2027.

The Company records operating lease cost for office leases as General and administrative expenses in the Consolidated Statements of Operations on a straight-line basis over the lease term.

A summary of the components of the Company’s operating lease cost for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Operating lease cost
Time charter-in contracts greater than 12 months	$21,819	$28,282	$16,548
Office leases	797	748	642
Short-term lease cost
Time charter-in contracts less than 12 months	14,724	52,821	20,553
Total lease cost	$37,340	$81,851	$37,743

Sublease income
Time charter-in contracts greater than twelve months (1)	$23,057	$32,980	$25,372
(1)Sublease income (time charter-out revenues) generated from time charter-in vessels is recorded in Revenues, net in the Consolidated Statements of Operations. Amounts do not include voyage charter revenues generated from time charter-in vessels.

A summary of operating lease right-of-use assets and operating lease liabilities balances, by asset type, and certain additional quantitative information related to the Company’s operating leases as of December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Operating lease right-of-use assets
Time charter-in contracts greater than 12 months	$4,810	$19,116
Office leases	2,372	3,890
	$7,182	$23,006
Current portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$5,405	$21,328
Office leases	748	717
	$6,153	$22,045
Noncurrent portion of operating lease liabilities
Time charter-in contracts greater than 12 months	$—	$—
Office leases	2,576	3,173
	$2,576	$3,173
Weighted average remaining lease term (in years)
Time charter-in contracts greater than 12 months	0.4	0.6
Office leases	4.4	4.7
Weighted average discount rate
Time charter-in contracts greater than 12 months	6.6%	6.0%
Office leases	7.2%	6.9%

A summary of cash flow information related to the Company’s leases for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Cash paid for operating leases with lease terms greater than twelve months	$25,339	$29,130	$18,051

Non-cash activities
Operating lease right-of-use assets obtained in exchange for lease liabilities	$11,685	$38,956	$22,499

A summary of total lease payments on an undiscounted basis for operating lease liabilities, by asset type, as of December 31, 2023 is as follows:

	Time charter-in contracts greater than 12 months	Office leases	Total Operating leases
Year:
2024	$5,412	$897	$6,309
2025	—	909	909
2026	—	922	922
2027	—	638	638
2028	—	577	577
Thereafter	—	—	—
	5,412	3,943	9,355
Implied interest	(7)	(619)	(627)
Total operating lease liabilities	$5,405	$3,324	$8,728
Note 13.  Revenue
Voyage charters

In a voyage charter contract, the charterer hires the vessel to transport a specific agreed-upon cargo for a single voyage which may contain multiple load ports and discharge ports. The consideration in such a contract is determined on the basis of a freight rate per metric ton of cargo carried or occasionally on a lump sum basis. The charter party generally has a minimum amount of cargo. The charterer is liable for any short loading of cargo or “dead” freight. A voyage charter contract generally has standard payment terms of 95% freight paid within three days after completion of loading. A voyage charter contract generally has a “demurrage” or “despatch” clause. As per this clause, the charterer reimburses the Company for any potential delays exceeding the allowed laytime at the ports visited which is recorded as demurrage revenue. Conversely, the charterer is given credit if the loading/discharging activities happen within the allowed laytime known as despatch, resulting in a reduction in revenue.

Voyage charter contracts are considered service contracts which fall under the provisions of ASC 606, Revenue Recognition, because the Company, as the shipowner, retains the control over the operations of the vessel (e.g., directing the routes taken or the vessel’s speed). Voyage charter contracts generally have variable consideration in the form of demurrage or despatch. The amount of revenue earned as demurrage, net of despatch incurred, for the years ended December 31, 2023, 2022 and 2021 was $7.7 million, $33.7 million and $20.7 million, respectively.

The following table shows the revenues earned from time charters and voyage charters for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Time charters(1)	$207,254	$343,084	$299,614
Voyage charters	186,545	376,763	294,924
	$393,799	$719,847	$594,538
(1)See Note 12. Leases, for additional information on revenues earned from time charters.

Contract costs
In a voyage charter contract, the Company bears all voyage related costs such as fuel costs, port charges and canal tolls. Costs directly related to a voyage charter contract that are incurred prior to commencement of loading cargo, primarily bunkers, are recognized as an asset and expensed on a straight-line basis as the related performance obligation is satisfied. As of December 31, 2023 and 2022, the Company recorded $0.4 million and $0.5 million, respectively, of contract fulfillment costs in Other current assets in the Consolidated Balance Sheets.
Note 14.  Net Income per Common Share
For each of the years ended December 31, 2023, 2022 and 2021, Net income is equal to Net income available to common shareholders.

For each of the years ended December 31, 2023, 2022 and 2021, the Convertible Bond Debt is not considered a participating security and is therefore not included in the computation of Basic net income per share. Additionally, the Company determined that as it relates to the Convertible Bond Debt, it does not overcome the presumption of share settlement, and therefore, the Company applied the if-converted method and included the potential shares to be issued upon conversion of Convertible Bond Debt in the calculation of Diluted net income per share, unless the impact of such potential shares is anti-dilutive.

The following table presents Basic and Diluted net income per share for the years ended December 31, 2023, 2022 and 2021:

	Year Ended
(In thousands, except for share and per share data)	December 31, 2023	December 31, 2022	December 31, 2021
Net income	$22,728	$248,009	$184,898

Weighted Average Shares - Basic	11,090,064	12,989,951	12,399,509
Effect of dilutive securities:
Convertible Bond Debt	3,292,316	3,195,901	3,052,352
Stock awards and options	91,251	127,595	232,531
Dilutive potential common shares	3,383,567	3,323,496	3,284,883

Weighted Average Shares - Diluted	14,473,631	16,313,447	15,684,392

Basic net income per share	$2.05	$19.09	$14.91
Diluted net income per share	$1.96	$15.57	$11.79

The following table presents a summary of potentially dilutive securities that were not included in the computation of Diluted net income per share for the years ended December 31, 2023, 2022 and 2021 because to do so would have been anti-dilutive:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stock awards and options	39,527	21,716	—

Note 15. Stock Incentive Plans
2016 Equity Compensation Plan

On December 15, 2016, the Company’s shareholders approved the Eagle Bulk Shipping Inc. 2016 Equity Compensation Plan (the “2016 Plan”) and the Company registered 764,087 shares of common stock for potential issuance under the 2016 Plan. On June 7, 2019, the Company’s shareholders approved an amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 357,142 shares to a maximum of 1,121,229 shares of common stock. On June 14, 2022, the Company’s shareholders approved a second amendment and restatement of the 2016 Plan, which increased the number of shares reserved under the 2016 Plan by an additional 300,000 shares to a maximum of 1,421,229 shares of common stock. The 2016 Plan permits the granting of restricted stock, unrestricted stock, restricted stock units (“RSUs”), performance condition awards, incentive stock options, non-qualified stock options, stock appreciation rights, dividend equivalents and other equity-based or equity-related awards (collectively, “Awards”). As of December 31, 2023, 223,251 shares were eligible to be granted under the 2016 Plan.

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

During the years ended December 31, 2023, 2022 and 2021, the Company granted restricted stock awards to certain employees. Generally, these restricted stock awards vest in three equal installments on January 2nd of each of the three years that follow the date of grant, however, certain of these awards vest in a single installment after a specified period of time following the date of grant. In addition, during the years ended December 31, 2023, 2022 and 2021, the Company granted unrestricted stock awards to the non-employee members of the Board. Generally, these unrestricted stock awards vest upon grant. The fair value of these restricted and unrestricted stock awards was estimated using the closing share price of the Company’s common stock on the date of grant.

During the years ended December 31, 2023 and 2022, the Company granted performance-based RSU awards that were contingent upon the Company’s earnings per share for a specified performance period. The total quantity of restricted RSUs eligible to vest under these awards range from zero to 200% of the target based on actual earnings per share during the performance period. The grant date fair value of these awards was estimated using the closing share price of the Company’s common stock on the date of grant and compensation cost related to these awards is recognized based on the relative satisfaction of the performance condition as of the reporting date.

During the years ended December 31, 2023 and 2022, the Company granted performance based RSU awards that were contingent upon the Company’s relative total shareholder return (“TSR”) for a specified performance period. TSR is calculated based on the Company’s total shareholder return compared to that of certain peer companies specified in the related award agreements over the performance period and is calculated based on the change in the average daily closing stock price over a 20-trading-day period from the beginning to the end of the performance period, plus dividends paid during the performance period. The total quantity of RSUs eligible to vest under these awards range from zero to 200% of the target based on actual relative TSR performance during the performance period. The grant date fair value of these awards was estimated using a Monte Carlo simulation model. Significant inputs used in the estimation of fair value of these awards granted during the years ended December 31, 2023 and 2022 are as follows:

Significant Input	December 31, 2023	December 31, 2022
Closing share price of our common stock	$45.50 to $53.77	$53.24 to $65.88
Risk-free rate of return	4.73% to 5.05%	1.05% to 4.23%
Expected volatility of our common stock	49.07% to 54.08%	54.74% to 71.40%
Holding period discount	12.43% to 12.83%	0.00% to 11.41%
Simulation term (in years)	0.75 to 0.82	0.81 to 3.5
Range of target	0% to 200%	0% to 200%

A summary of restricted stock and RSU activity under the 2016 Plan for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Number of Restricted shares and RSUs	Weighted Average Grant Date Fair Value	Aggregate Fair Value (in millions)
Unvested awards as of December 31, 2020	218,013	$27.48
Granted	160,878	$36.58
Vested	(124,447)	$29.62
Forfeited	(7,818)	$31.33
Unvested awards as of December 31, 2021	246,626	$32.72
Granted	205,131	$52.90
Vested	(125,033)	$33.78
Forfeited	(3,596)	$34.46
Unvested awards as of December 31, 2022	323,128	$45.10
Granted	96,577	$55.73
Vested	(146,959)	$42.54
Forfeited	(807)	$43.03
Unvested awards as of December 31, 2023	271,939	$50.26	$15.1
The fair value as of the respective vesting dates of restricted stock and RSUs for the years ended December 31, 2023, 2022 and 2021 was $7.3 million, $5.6 million and $2.7 million, respectively. The majority of restricted stock and RSUs that vested during the years ended December 31, 2023, 2022 and 2021 were net share settled. For the years ended December 31, 2023, 2022 and 2021, 43 thousand, 46 thousand and 43 thousand shares were withheld by the Company and $2.3 million, $2.4 million and $1.9 million was paid to taxing authorities for employee tax obligations, respectively.

As of December 31, 2023 and 2022, there were no vested or unvested options outstanding under the 2016 Plan.

Stock-based compensation expense for all stock awards, which is recognized in General and administrative expenses in the Consolidated Statements of Operations, for the years ended December 31, 2023, 2022 and 2021 is as follows:

	Year Ended
	December 31, 2023	December 31, 2022	December 31, 2021
Stock-based compensation expense	$7,492	$6,108	$3,481

Stock-based compensation expense related to unvested awards yet to be recognized as of December 31, 2023 totaled $5.6 million and is expected to be recognized, on a weighted average basis, over 1.8 years.

Note 16. Employee Benefit Plan
In October 2010, the Company established a safe harbor 401(k) plan, which is available to full-time U.S.-based office employees who meet the plan’s eligibility requirements. The plan allows participants to contribute to the plan a percentage of pre-tax compensation, but not in excess of the maximum allowed under the Internal Revenue Code. The Company matches 100% of each participant’s contributions, up to 6% of each participant's salary. Matching contributions vest immediately. Total matching contributions incurred and included in General and administrative expenses for the years ended December 31, 2023, 2022 and 2021 was $0.5 million, $0.4 million and $0.4 million, respectively.

The Company has a discretionary profit-sharing contribution program under which employees may receive profit sharing contributions based on the Company’s annual operating performance. For the years ended December 31, 2023, 2022 and 2021, the Company did not make a profit-sharing contribution.

Note 17. Subsequent Events
On January 25, 2024, the Company signed a memorandum of agreement to sell the vessel Stellar Eagle (a 2009-built Supramax) for total consideration of $14.7 million. The Stellar Eagle is expected to be delivered to the buyer in the second quarter of 2024.

On February 5, 2024, EB Holdings provided the Company with a Notice of Conversion pursuant to the Indenture with respect to $34.75 million in aggregate principal amount of Convertible Bond Debt. The Company elected to settle this obligation by issuing 1,098,819 shares of Common Stock on February 7, 2024, which represented 9.96% of outstanding Common Stock following such issuance.

On February 21, 2024, the Company signed a memorandum of agreement to sell the vessel Crested Eagle (a 2009-built Supramax) for total consideration of $14.4 million. The Crested Eagle is expected to be delivered to the buyer in the second quarter of 2024.
On March 1, 2024, the Company’s Board declared a cash dividend of $0.60 per share to be paid on March 21, 2024 to shareholders of record at the close of business on March 13, 2024. The aggregate amount of the dividend is expected to be approximately $6.4 million, which the Company anticipates will be funded from cash on hand.